Form 10-Q
period 1995-03-31
AMERICAN BANCORP OF NEVADA
filed 1995-05-10
CIK 701803

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18127

                          AMERICAN BANCORP OF NEVADA
            (Exact name of registrant as specified in its charter)

           Nevada                            94-2792608
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

4425 Spring Mountain Road, Las Vegas, Nevada       89102
(Address of principal executive offices)        (Zip Code)

                                (702) 362-7222
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes X
No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

Common stock, $.05 per value                     3,168,027
           Class                              Number of Shares

                                     INDEX



PART I - FINANCIAL INFORMATION


PAGE NO.

Condensed Consolidated Statements of Income
   Quarters ended March 31, 1995 and 1994

Condensed Consolidated Statements of Condition
   March 31, 1995 and December 31, 1994

Condensed Consolidated Statements of Cash Flows
   Quarters ended March 31, 1995 and 1994

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
   Condition and Results of Operations


PART II - OTHER INFORMATION

Signatures

PART I - FINANCIAL INFORMATION

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    QUARTERS ENDED MARCH 31, 1995 AND 1994
             (Dollars in thousands except for earnings per share)
                                  (Unaudited)

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                       1995       1994

INTEREST INCOME
   Interest and Fees on Loans                         $2,618     $1,765
   Interest on Investment Securities                   1,661      1,212
   Interest on Federal Funds Sold                         86         50

   Total Interest Income                               4,365      3,027

INTEREST EXPENSE
   Interest on Deposits                                1,088        596
   Interest on Securities Sold Under
   Agreements to Repurchase                              168         74

   Total Interest Expense                              1,256        670

NET INTEREST INCOME                                    3,109      2,357

   Provision for Loan Losses                              95         60

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     3,014      2,297

TOTAL NON-INTEREST INCOME:                               346        507

TOTAL NON-INTEREST EXPENSE:                           (2,048)    (2,012)

INCOME BEFORE TAXES                                    1,312        792

PROVISION FOR INCOME TAXES                               373        210


NET INCOME                                            $  939     $  582


NET INCOME PER SHARE                                  $  .29     $  .19


The accompanying notes are an integral part of these statements.

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    AT MARCH 31, 1995 AND DECEMBER 31, 1994
                            (Dollars in Thousands)
                                  (Unaudited)


                                                   March 31,   December 31,
                                                     1995          1994

ASSETS

Cash and Due From Banks                             $ 25,105     $ 22,216
Federal Funds Sold                                    10,200            0
Securities                                           115,292      116,663
Net Loans                                             85,931       75,378
Premises and Fixed Assets                              9,359        9,566
Other Assets                                           3,288        3,596

TOTAL ASSETS                                        $249,175     $227,419


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $204,269     $192,811
Securities Sold Under
   Agreements to Repurchase                           21,454       13,780
Other Liabilities                                      1,281          697

TOTAL LIABILITIES                                    227,004      207,288


STOCKHOLDERS' EQUITY

Common Stock                                             119         119
Surplus                                               20,148      20,084
Retained Earnings                                      2,990       2,051
Unrealized Loss on Available
   for Sale Securities                                  (951)     (1,988)
Less Treasury Stock                                     (135)       (135)

Total Stockholders' Equity                            22,171      20,131


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $249,175     $227,419


The accompanying notes are an integral part of these statements.

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    QUARTERS ENDED MARCH 31, 1995 AND 1994
                            (Dollars in Thousands)
                                  (Unaudited)

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                   $ 4,107      $ 2,969
Other income                                            346          352
Interest paid                                        (1,236)        (674)
Cash paid to suppliers and employees                 (1,799)      (1,986)
Income taxes paid                                                    (92)

Net cash provided by operating
   activities                                         1,418          569

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of
   investment securities                             15,781       29,336
Purchase of investment securities                   (12,786)     (32,553)
Net decrease (increase) in loans made
   to customers                                     (10,570)       2,815
Capital expenditures                                     44          (46)
Other                                                     5          110

Net cash used in investing activities                (7,526)        (338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                             11,458       14,169
Net increase (decrease) in federal
   funds purchased and securities sold
   under repurchase agreements                        7,674       (5,034)
Other                                                    65           34

Net cash provided by financing
   activities                                        19,197        9,169

NET INCREASE IN CASH AND DUE
   FROM BANKS AND FEDERAL FUNDS SOLD                 13,089        9,400

CASH AND DUE FROM BANKS AND FEDERAL
 FUNDS SOLD AT JANUARY 1                             22,216       22,473

CASH AND DUE FROM BANKS AND FEDERAL
   FUNDS SOLD AT MARCH 31                           $35,305      $31,873


(Continued)

                                                      For the Three
                                                       Months Ended
                                                        March 31,
                                                      1995        1994

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                          $   939      $   582
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization of
     property and equipment                             163          164
   Amortization of investment security
     premiums and accretion of discounts                (71)         (45)
   Provision for loan loss                               95           60
   Deferred loan fees                                   (83)         (10)
   Loss (gain) on sale of investment
     securities                                          17         (155)
   Decrease (increase) in other assets                 (225)        (140)
   Increase (decrease) in other
     liabilities                                        583          113


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                       $ 1,418      $   569


SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Stock issued in connection with
    stock split                                     $39,600




The accompanying notes are an integral part of these statements.

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

                             FINANCIAL INFORMATION


NOTE A - PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the parent holding company and its wholly owned subsidiaries, American Bank of Commerce ("Bank"), AmBank Mortgage Company ("Mortgage Company") and AmBank Financial Company ("Finance Company"). Material intercompany balances and transactions have been eliminated.

NOTE B - BASIS OF PRESENTATION

  In the opinion of management, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation) have been reflected in the financial statements. The results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

  Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,219,363 and 3,146,274 for March 31, 1995 and 1994, respectively.

  The weighted average number of common shares, common shares outstanding and the earnings per share have been adjusted to reflect a 4 for 3 stock split declared on March 20, 1995. Record date and payment date are April 4, 1995 and April 11, 1995, respectively.

ITEM II

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES

The following is management's discussion and analysis of certain significant factors which have affected the company's financial position and operating results during the period in the accompanying condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1995

Asset Growth

Total assets increased $21,756,000 or 9.57%, during the first three months of 1995. The primary elements of this growth were a 15.08% increase in Net Loans and a $10,200,000 increase in Fed Funds Sold. Net loans increased $11,369,000 during the first three months of 1995. Asset growth was driven by the increase in Deposits and Securities Sold Under Agreements to Repurchase of $19,132,000, or 9.26%. Both deposits and loan continue to increase as a result of the Bank's aggressive business development efforts, successful operation and increased recognition throughout the business community.

Interest Income

Total interest income increased $1,338,000, or 44.20%, in the first quarter of 1995 as compared to the first quarter of 1994. It is anticipated that interest income will be affected by the higher interest rates expected during 1995. Total interest income is composed of the following categories:

Interest and Fees on Loans: Interest and fee income increased by $853,000, or 48.33%, in the first three months of 1995 as compared to the same period of 1994. This increase is composed of a $28,000 increase in fee income and an $825,000 increase in interest on loans. Fee income increased due to an increase in loan demand. Interest on loans increased due to an increase in average loan volume of $17,370,000 to $81,133,000 and an increase in the yield from 8.69% in 1994 to 11.01% in 1995, a net increase of 2.32%.

Interest on Investment Securities: The Bank continues to invest its excess funds in interest bearing securities. Interest on securities increased by $449,000, or 37.05%, in the first quarter of 1995 as compared to the same period in 1994. This was the result of an increase of $7,940,000 in average volume of investments to $113,765,000 and an increase in yield from 4.58% to 5.69%. The tax-equivalent yield increased from 5.14% to 6.14%. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. It is recognized that short term maturities produce lower yields; however, longer term results are currently offset by the relative flatness of the yield curve.

Interest on Federal Funds Sold: Interest earned on Fed Funds Sold increased $36,000, or 72.0%, in the first three months of 1995 as compared to the first three months of 1994. This increase was due to a rise in the average interest rate from 3.05% to 5.73% for Fed Funds Sold.
Management's goal is to maintain a level of Federal Funds that will enable the Bank to fund increases in loan demand and to meet depositors' needs.

Interest Expense

Total interest expense increased $586,000, or 87.46%, during the first three months of 1995 as compared to the first three months of 1994. Interest on deposits increased by $492,000, or 82.55% due to an increase in the average rate paid on deposits from 2.58% in 1994 to 3.59% in 1995 and, the average balances increased $28,801,000 to $121,263,000. Interest on securities sold under agreements to repurchase increased $94,000, or 127.00% as the average volume increased $4,457,000 to $16,843,000 and the average interest rate increased from 2.39% to 3.99%. Management believes that the average volume of deposits and repurchase agreements will increase during 1995, and that interest rates will continue to be higher than 1994's levels for the foreseeable future.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 88% of the bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $76,762,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, approximately 90% of the portfolio matures within three years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo-short term Certificates of Deposit market. Offering rates for Certificates of Deposits over $100,000 and less than one year maturity are reviewed weekly for adjustments. The competitive rates we now offer have increased the balances in these accounts by $2,100,000 or 33%. At March 31, 1995, approximately 64% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank maintains approximately 38% non-interest bearing deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Provision for Loan Losses

The provision for loan losses in the first quarter of 1995 was $95,000, $35,000 more than the first quarter of 1994. Net charged off loans and leases were $6,000 through March 31, 1995, and ($11,000) at March 31, 1994. The allowance for loan losses was .94% of loans outstanding, as compared to 1.14% at the end of the first quarter in 1994. The decrease in the allowance is due to the decrease in substandard and doubtful accounts, as a percentage of net loans, since first quarter, 1994.

At March 31, 1995, $-0- in loans was accounted for on a non-accrual basis and $-0- in loans were past due 90 days or more.

At March 31, 1995, management classified 10 loans as substandard, for an aggregate of $415,273. This amount represents .48% of outstanding loans. The Bank anticipates no loss of principal on these substandard loans and, at the present, none are classified as doubtful.

The loan portfolio is concentrated in the southern Nevada area, and includes concentrations in real estate and construction lending. Although there has been some softening in the past year, the local economy remains vibrant.

Management conducts a portfolio concentration review on a quarterly basis and, through this review, controls the degree of speculative and/or large home construction lending to acceptable levels. Commercial real estate is generally limited to owner-occupied properties. Appraisal reviews are performed to support the values at which loans are carried in the portfolio and an analysis of the adequacy of the loan loss reserve is conducted quarterly. Management allocates risk percentages to pass credits and classified credits to ensure that an excess reserve is provided for any unexpected problems that may arise within the portfolio. Management feels that the current Allowance for Loan Losses of $816,412 is adequate to meet anticipated loan losses.

Non-Interest Income

Total non-interest income for the first three months of 1995 decreased $161,000, or 31.76%, over the same period of 1994. The decrease was primarily due to an decrease in gain on sale of securities and an decrease in fee income from mortgage placement services.

Non-Interest Expense

Total non-interest expense increased by $36,000, or 1.79%, during the first quarter of 1995 as compared to the first quarter of 1994. This increase is due to increased salary and employee benefit expenses from normal salary increases and additional advertising expenses.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a strong liquidity position. The policy of shorter maturities of the Bank's security portfolio and the need for cash in Federal Funds Sold to meet daily cash requirements continues to be met. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At March 31, 1995, outstanding loan commitments were $41,186,000 and letters of credit were $2,386,000. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends. Cash flow from operations continues to remain positive and Management expects this trend to continue. Cash flow from investing activities was negative as there was an increase in net loans made to customers. Cash flow from financing activities was positive due to the increase in deposits and this trend is expected to continue. Management believes that liquidity will remain strong in both the near-term and the long-term.

Capital Resources

During 1995, management plans to construct approximately 13,000 square feet of leasable office space at its headquarters site at Spring Mountain Road and Arville. The Bank anticipates opening another branch office in 1996, although at this time it has not been decided whether the office will be owned or leased. In either case, the impact of capital is not expected to be significant.

Bank regulatory agencies adopted Risk-Based capital guidelines and a new Leverage ratio which became effective December 31, 1992. The standards redefine capital which is compared with risk-weighted assets, representing the value of assets and off-balance-sheet exposures weighted to reflect relative measures of risk. At March 31, 1995, the Bank's Tier 1 Core Capital to risk weighted assets was 16.80%, Total Capital to risk weighted assets was 17.40%, and the Leverage ratio was 9.89%, all above the current minimum guidelines of 4.0%, 8.00%, and 4.0%, respectively, established by regulatory authorities.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At March 31, 1995, the Bank falls in the Well-capitalized category.

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMERICAN BANCORP OF NEVADA


DATED:      May 10, 1995                   /s/ James V. Bradham
                                           James V. Bradham
                                           President and
                                           Chief Executive Officer



DATED:      May 10, 1995                   /s/ Patricia L. Kirkwood
                                           Patricia L. Kirkwood
                                           Executive Vice President and
                                           Cashier