Form 10-Q
period 1995-06-30
AMERICAN BANCORP OF NEVADA
filed 1995-08-10
CIK 701803

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.
                                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to______________________

Commission file number 0-18127

                        AMERICAN BANCORP OF NEVADA
          (Exact name of registrant as specified in its charter)

      Nevada                                       94-2792608
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes    X        No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995:

Common stock, $.05 par value                     3,168,293
       Class                                  Number of Shares

                                   INDEX




PART I - FINANCIAL INFORMATION                                   PAGE NO.

Condensed Consolidated Statements of Income
  Six Months and Quarters ended June 30, 1995 and 1994                 1

Condensed Consolidated Statements of Condition
  June 30, 1995 and December 31, 1994                                  2

Condensed Consolidated Statements of Cash Flows
  Six Months ended June 30, 1995 and 1994                            3-4

Notes to Condensed Consolidated Financial Statements                   5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                6-9


PART II - OTHER INFORMATION

Signatures                                                            10

PART I - FINANCIAL INFORMATION

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           SIX MONTHS AND QUARTERS ENDED JUNE 30, 1995 AND 1994 (Dollars in thousands except for earnings per share)
                                (Unaudited)


                                           For the
                                          Six Months     For the Quarter
                                       Ended June 30,    Ended June 30,
                                        1995     1994     1995     1994
INTEREST INCOME
  Interest and Fees on Loans           $5,559   $3,724   $2,941   $1,959
  Interest on Investment Securities     3,554    2,716    1,893    1,504
  Interest on Federal Funds Sold          220       94      134       44

  Total Interest Income                 9,333    6,534    4,968    3,507

INTEREST EXPENSE
  Interest on Deposits                  2,446    1,313    1,358      717
  Interest on Securities Sold Under
    Agreement to Repurchase               406      148      238       74

  Total Interest Expense                2,852    1,461    1,596      791

NET INTEREST INCOME                     6,481    5,073    3,372    2,716

  Provision for Loan Loss                (270)    (100)    (175)     (40)

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSS                         6,211    4,973    3,197    2,676

TOTAL NON-INTEREST INCOME:                750      862      404      355

TOTAL NON-INTEREST EXPENSE:             4,279    3,931    2,231    1,919

INCOME BEFORE TAXES                     2,682    1,904    1,370    1,112

PROVISION FOR INCOME TAXES               (731)    (465)    (358)    (255)

NET INCOME                             $1,951   $1,439   $1,012   $  857

NET INCOME PER SHARE                   $  .60   $  .46   $  .31   $  .27

The accompanying notes are an integral part of these statements.

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  AT JUNE 30, 1995 AND DECEMBER 31, 1994
                          (Dollars in Thousands)
                                (Unaudited)



                                                    June 30, December 31,
                                                      1995      1994
ASSETS

Cash and Due From Banks                             $ 25,462    $ 22,216
Investment Securities                                131,037     116,663
Federal Funds Sold                                    12,600           0
Net Loans and Leases                                  92,514      75,378
Premises and Fixed Assets, Net                         9,477       9,566
Other Assets                                           3,059       3,596

TOTAL ASSETS                                        $274,149    $227,419

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $218,911    $192,811
Securities Sold Under Agreement to Repurchase         29,714      13,780
Other Liabilities                                      1,309         697

TOTAL LIABILITIES                                   $249,934    $207,288

STOCKHOLDERS' EQUITY

Unrealized gain (loss) on Available for
  Sale Securities                                   $     80    $ (1,988)
Common Stock                                             158         119
Surplus                                               20,110      20,084
Retained Earnings                                      4,002       2,051
  Less Treasury Stock                                   (135)       (135)

TOTAL STOCKHOLDERS' EQUITY                          $ 24,215    $ 20,131

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $274,149    $227,419

The accompanying notes are an integral part of these statements.

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          (Dollars in Thousands)
                                (Unaudited)

                                                         Six Months
                                                       Ended June 30,
                                                      1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received                                   $  8,784    $  6,436
Other income                                             702         706
Interest paid                                         (2,840)     (1,349)
Cash paid to suppliers and employees                  (3,665)     (2,648)
Income taxes paid                                       (573)       (786)

Net cash provided by operating activities              2,408       2,359

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales and maturities of
  investment securities                               32,947      53,707
Purchase of investment securities                    (44,074)    (67,792)
Net increase in loans made to customers              (17,336)     (1,412)
Capital expenditures                                    (239)       (181)
Proceeds from sale of R.E.O.                               0         208
Other                                                     40           0

Net cash used in investing activities                (28,662)    (15,470)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits                       26,100      24,816
Net increase (decrease) in federal funds
  purchased and securities sold under
  repurchase agreements                               15,934      (2,345)
Other                                                     66        (284)

Net cash provided by financing activities             42,100      22,187
NET INCREASE IN CASH AND DUE FROM BANKS AND
  FEDERAL FUNDS SOLD                                  15,846       9,076

CASH AND DUE FROM BANKS AND FEDERAL FUNDS
  SOLD AT JANUARY 1                                   22,216      22,473

CASH AND DUE FROM BANKS AND FEDERAL FUNDS
  SOLD AT JUNE 30                                   $ 38,062    $ 31,549

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                          $  1,951    $  1,439
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization of property
    and equipment                                        327         328
  Amortization of investment security premiums
    and accretion of discounts                          (135)       (138)
  Provision for loan loss                                270         100
  Deferred loan fees                                    (111)        214
  Loss (Gain) on sale of investment securities            20        (125)
  Decrease (increase) in other assets                   (526)        529
  Increase in other liabilities                          612          12

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  2,408    $  2,359

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          (Dollars in Thousands)
                                (Unaudited)

                                                         Six Months
                                                       Ended June 30,
                                                      1995        1994
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

Stock dividends issued                                          $  3,826

Issuance of common stock for stock split            $ 39,600

The accompanying notes are an integral part of these statements.

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (Unaudited)

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

NOTE B - BASIS OF PRESENTATION

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements.
         The results of operations for the three and six months ended
         June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

         Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,258,807 and 3,041,409 for June 30, 1995 and 1994, respectively.

         The weighted average number of common shares, common shares outstanding and earnings per share are adjusted to reflect a 4 for 3 stock split declared on March 20, 1995, to stockholders of record as of April 4, 1995.

ITEM II

                AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES

The following is management's discussion and analysis of certain significant factors which affected the company's financial position and operating results during the period in the accompanying condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months ended June 30, 1995

Asset Growth

Total assets increased $46,730,000 or 20.55% during the first six months of 1995. The primary elements of this growth were a $17,136,000 or 22.73% increase in Net Loans and Leases, a $14,374,000 or 12.32% increase in Investment Securities and a $12,600,000 increase in Federal Funds Sold. Asset growth was driven by the increase in Deposits and Securities Sold Under Agreements to Repurchase of $42,034,000 or 20.35%. Both deposits and loans continue to increase as a result of the Bank"s aggressive business development efforts, successful operation and increased recognition throughout the business community.

Interest Income

Total interest income increased $2,799,000, or 42.84%, in the first half of 1995 when compared to the same period of 1994, and increased $1,461,000 or 41.66% for the Quarter ended June 30. It is anticipated that interest income will continue to increase due to the growth in Securities and Net Loans and Leases. Total interest income is composed of the following categories:

Interest and Fees on Loans: Interest and fee income increased by $1,835,000, or 49.27%, in the first six months of 1995 as compared to the same period of 1994, and increased $982,000 or 50.13% for the Quarter ended June 30. The year-to-date increase is composed of a $69,000 increase in fee income and a $1,766,000 increase in interest on loans.
Fee income increased due an increase in loan demand. Interest on loans increased due to an increase in average loan volume of $20,604,000 to $85,280,000 and an increase in the yield from 9.19% in 1994 to 11.16 % in 1995, a net increase of 1.97 %. The quarter to date increase is composed of a $42,000 increase in fee income and a $940,000 increase in loan interest income. Fee income increased for the quarter due to an increase in loan demand. Interest on loans increased due to an increase in the yield from 9.66% for the quarter ended June 30, 1994, to 11.29% for the same period 1995, a net increase of 1.63%. This represents an increase in income of $267,000. The average loan volume did increase to $89,381,000 from $65,551,000, an increase of $23,830,000 or 36.35% which represents an increase in income of $673,000.

Interest on Investment Securities: The Bank continues to invest its excess funds in interest bearing securities. Interest on investment securities increased by $838,000, or 30.85%, in the first half of 1995 as compared to the same period in 1994. This was the result of an increase of $3,989,000 in average volume of investments to $119,464,000, coupled with an increase in yield from 4.70% to 5.95%. The increase in yeld is attributable to the reinvestment of maturing securities and paydowns of the mortgage backed portfolio. The mix of the Bank's investment portfolio remains consistant with the prior year. The tax-equivalent yield increased from 5.21% to 7.13%. Comparing the quarter ended June 30, 1995 to June 30, 1994, interest income increased $389,000 or 25.86%. The average volume increased $2,351,000 to $125,084,000, coupled with an increase in the yield to 6.05% from 4.90%. The increase in income is composed of a volume increase of $36,000 and a yield increase of $353,000. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. At this time the relative flatness of the yield curve does not warrant increased risk or extending the overall maturity of the portfolio. We continually monitor these factors when evaluating investments strategies and asset liability management.

Interest on Federal Funds Sold: Interest earned on Fed Funds Sold increased $126,000, or 134.04%, in the first half of 1995 as compared to the first half of 1994. This increase was due to an increase in the average interest rate from 3.27% to 5.79% for Fed Funds Sold. For the quarters ended June 30, interest increased $90,000 or 204.55%. This increase was due to an increase in the average volume of $4,211,000 or 85.02% to $9,164,000. The average yield increased 2.3% or 64.79 %. Management's goal is to maintain a level of Federal Funds that will enable the Bank to fund increases in loan demand and to meet depositors' needs.

Interest Expense

Total interest expense increased $1,391,000, or 95.21%, during the first half of 1995 as compared to the first half of 1994. Interest on deposits increased by $1,133,000, or 86.29% due to an increase in the average balances of interest bearing accounts by $18,595,000 to $127,200,000. The average rate paid on deposits decreased from 2.42% in 1994 to 2.41% in 1995. Interest on securities sold under agreements to repurchase increased $258,000, or 174.32% as the average volume increased $7,089,000 to $19,194,000 and the average interest rate increased from 2.45% to 4.23%. Interest expense for the quarter ended June 30, 1995, increased $805,000 or 101.77% when compared to the same period, 1995. Interest on deposits increased $641,000 or 89.40% due to an increase in the average balances of $94,455,000 to $210,753,000. The average rate paid on deposits increased to 2.58% from 2.47%. Interest on securities sold under agreement to repurchase increased $164,000 or 221.62% as the average volume increased $9,692,000 to $21,520,000. The average rate paid increased 1.93%, from 2.49% to 4.42%. Management believes that the average volume of deposits and repurchase agreements will continue to increase during 1995, and that interest rates will be higher than 1994's levels for the foreseeable future.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 90% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $83,101,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, the average life of the portfolio is 1.89 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo short-term Certificates of Deposit market. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. The competitive rates we now offer increased the balances in these accounts by $1,301,000 or 21.95% from December 31, 1994 to June 30, 1995. At June 30, 1995, approximately 83% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 36% of total deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Provision for Loan Loss

The provision for loan loss in the first half of 1995 was $270,000, $170,000 more than the first half of 1994. Net charged off loans and leases were $40,000 through June 30, 1995, and ($47,329) at June 30, 1994.
The allowance for loan loss was 1.02% of loans outstanding, as compared to 1.19% at the end of the first half of 1994.

At June 30, 1995, no loans were accounted for on a non-accrual basis and no loans were past due 90 days or more.

At June 30, 1995, Management classified 10 loans as substandard, for an aggregate of $362,000. This amount represents .39% of outstanding loans. No losses are anticipated and no loans are classified as doubtful.

The loan portfolio is concentrated in the Southern Nevada area, where the economy has remained strong with significant increases in the population. The economic strength of the area has served to keep the sales of new homes at a high level, which supports the Bank's concentration in construction as well as commercial real estate financing.

Management reviews portfolio concentration levels on a regular basis and had previously decreased construction lending on large homes and placed greater emphasis on the smaller entry-level housing market. Commercial real estate lending is generally limited to owner-occupied properties. Management reviews the loan loss analysis on a quarterly basis and appraisal reviews are performed to support the values at which loans are carried int he portfolio. Management allocates a percentage of the loan loss allowance to all classified credits and, since the first quarter 1995 to pass credits as well. Additionally, Management made a conscious decision to increase the level of allowance as a percentage of net loans. This is due to the rapid growth of the portfolio and the larger loans being made. Management believes the current allowance of $957,000 is adequate and that there is sufficient unallocated allowance to handle unexpected problems within the portfolio. Management assigns risk percentages to all classified loans to ensure that the allowance is adequate and an excess allowance is provided for any unexpected problems that may arise within the portfolio. Management feels that the current Allowance for Loan Loss of $957,000 is adequate for the Bank to meet unanticipated loan losses.

Non-Interest Income

Total non-interest income for the first six months of 1995 decreased $112,000, or 12.99%, over the same period of 1994. The decrease was primarily due to a decrease in gain on sale of securities and a decrease in fee income from mortgage placement services.

Non-Interest Expense

Total non-interest expense increased by $348,000, or 8.85%, during the first half of 1995 as compared to the first half of 1994. This increase is due primarily to increased salary and employee benefit expenses due to normal salary increases.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a strong liquidity position. The policy of shorter maturities in the Bank's security portfolio and the need for cash in Federal Funds Sold to meet daily cash requirements continues to be met. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At June 30, 1995, outstanding loan commitments were $38,997,000 and letters of credit were $2,822,000. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends. Cash flow from operations continues to remain positive and Management expects this trend to continue. Cash flow from investing activities was negative as there was an increase in net loans made to customers and a sizable increase in the investment in Securities compared to proceeds from sales and maturities of Securities. Cash flow from financing activities was positive due to the increase in deposits and this trend is expected to continue. Management believes that liquidity will remain strong in both the near-term and the long-term.

Capital Resources

During 1995, Management plans to construct approximately 13,000 square feet of leasable office space at its headquarters site at Spring Mountain Road and Arville. The Bank anticipates opening another branch office in 1996, although at this time it has not been decided whether the office will be owned or leased. In either case, the impact to capital is not expected to be significant.

At June 30, 1995, the Bank's Tier 1 Core Capital to risk weighted assets was 9.81%, Total Capital to risk weighted assets was 10.19%, and the Leverage ratio was 9.46%, all above the current minimum guidelines of 4.0%, 8.00%, and 4.0%, respectively, established by regulatory authorities.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At June 30, 1995, the Bank falls in the Well-capitalized category.

                                SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN BANCORP OF NEVADA




DATED: 8/10/95                           /s/ James V. Bradham
                                         James V. Bradham
                                         Presdident and Chief Executive
                                         Officer



DATED: 8/10/95                           /s/ Patricia L. Kirkwood
                                         Patricia L. Kirkwood
                                         Executive Vice President and
                                         Cashier