Form 10-Q
period 1995-09-30
AMERICAN BANCORP OF NEVADA
filed 1995-11-14
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.
                                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

Common stock, $.05 par value                                     3,168,293
----------------------------                                     ---------
          Class                                             Number of Shares

                            I FINANCIAL INFORMATION
                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1995
                    AND 1994 (Dollars in thousands except for
                               earnings per share)
                                   (Unaudited)

                                                                            For the Nine                        For the
                                                                            Months Ended                     Quarter Ended
                                                                            September 30,                     September 30,
                                                                  ---------------------------            ---------------------------
                                                                    1995              1994                1995               1994
                                                                  --------           --------            -------           ---------
INTEREST INCOME
 Interest and Fees on Loans ............................          $  8,601           $  5,967           $  3,042           $  2,243
 Interest on Investment Securities .....................             5,535              4,378              1,981              1,662
 Interest on Federal Funds Sold ........................               315                123                 95                 29
                                                                  --------           --------           --------           --------

 Total Interest Income .................................            14,451             10,468              5,118              3,934
                                                                  --------           --------           --------           --------

INTEREST EXPENSE
 Interest on Deposits ..................................             3,798              2,083              1,352                770
 Interest on Securities Sold Under
  Agreement to Repurchase ..............................               712                273                306                125
                                                                  --------           --------           --------           --------

 Total Interest Expense ................................             4,510              2,356              1,658                895
                                                                  --------           --------           --------           --------

NET INTEREST INCOME ....................................             9,941              8,112              3,460              3,039

 Provision for Loan Loss ...............................              (420)               (20)              (150)                80
                                                                  --------           --------           --------           --------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSS ..........................................             9,521              8,092              3,310              3,119

TOTAL NON-INTEREST INCOME: .............................             1,055              1,265                305                403

TOTAL NON-INTEREST EXPENSE: ............................             6,426              6,096              2,147              2,165
                                                                  --------           --------           --------           --------

INCOME BEFORE TAXES ....................................             4,150              3,261              1,468              1,357

PROVISION FOR INCOME TAXES .............................            (1,071)              (840)              (340)              (375)
                                                                  --------           --------           --------           --------

NET INCOME .............................................          $  3,079           $  2,421           $  1,128           $    982
                                                                  ========           ========           ========           ========


NET INCOME PER SHARE ...................................          $    .94           $    .77           $    .34           $    .31
                                                                  ========           ========           ========           ========

The accompanying notes are an integral part of these statements.

                                    AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                    AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                   September 30,    December 31,
                                                       1995             1994
                                                   -------------    ------------
ASSETS

Cash and Due From Banks ......................       $  29,842        $  22,216
Federal Funds Sold ...........................           3,050                0
                                                     ---------        ---------
 Total Cash and Cash Equivalents .............          32,892           22,216

Investment Securities Available
 for Sale ....................................          99,391           90,060
Investment Securities Held to
 Maturity (fair market value
 $25,952 at September 30, 1995,
 $26,147 at December 31, 1994) ...............          25,727           26,603
Net Loans and Leases .........................          95,149           75,378
Premises and Fixed Assets, Net ...............          10,280            9,566
Other Assets .................................           3,115            3,596
                                                     ---------        ---------


TOTAL ASSETS .................................       $ 266,554        $ 227,419
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .....................................       $ 206,357        $ 192,811
Securities Sold Under
 Agreements to Repurchase ....................          33,620           13,780
Other Liabilities ............................           1,210              697
                                                     ---------        ---------

TOTAL LIABILITIES ............................       $ 241,187        $ 207,288
                                                     ---------        ---------

STOCKHOLDERS' EQUITY

Unrealized Gain (Loss) on
 Available for Sale
 Securities ..................................       $     105        $  (1,988)
Common Stock .................................             159              119
Surplus ......................................          20,110           20,084

Retained Earnings ............................           5,128            2,051
Less Treasury Stock ..........................            (135)            (135)
                                                     ---------        ---------

TOTAL STOCKHOLDERS' EQUITY ...................       $  25,367        $  20,131
                                                     ---------        ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ........................       $ 266,554        $ 227,419
                                                     =========        =========

The accompanying notes are an integral part of these statements.

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1995           1994
                                                        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received ................................      $ 13,778       $ 10,059
Other income .....................................         1,007          1,050
Interest paid ....................................        (4,482)        (2,332)
Cash paid to suppliers and employees .............        (5,619)        (4,334)
Income taxes paid ................................          (928)        (1,157)
                                                        --------       --------

Net cash provided by operating activities ........         3,756          3,286
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales and maturities of
 investment securities ...........................        51,867         76,364
Purchase of investment securities ................       (57,019)       (79,759)
Net increase in loans made
 to customers ....................................       (20,169)       (12,850)
Capital expenditures .............................        (1,210)          (733)
Proceeds from sale of R.E.O ......................             0            188
                                                        --------       --------

Net cash used in investing activities ............       (26,531)       (16,790)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand deposits ..................        13,546         17,296
Net increase(decrease) in federal funds
 purchased and securities sold under
 repurchase agreements ...........................        19,840         (1,770)
Other ............................................            65           (496)
                                                        --------       --------

Net cash provided by financing activities ........        33,451         15,030
                                                        --------       --------

NET INCREASE IN CASH AND DUE
 FROM BANKS AND FEDERAL FUNDS SOLD ...............        10,676          1,526


CASH AND DUE FROM BANKS AND FEDERAL
 FUNDS SOLD AT JANUARY 1 .........................        22,216         22,473
                                                        --------       --------

CASH AND DUE FROM BANKS AND FEDERAL
 FUNDS SOLD AT SEPTEMBER 30 ......................      $ 32,892       $ 23,999
                                                        ========       ========
(Continued)

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                           1995          1994
                                                         -----------------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .........................................     $  3,079      $  2,421
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization of
  property and equipment ...........................          495           495
 Amortization of investment security
  premiums and accretion of discounts ..............         (153)         (143)
 Provision for loan loss ...........................          420            20
 Deferred loan fees ................................          (22)           84
 Gain on sale of investment securities .............           20            53
 Decrease (increase) in other assets ...............         (596)          535
 Increase (decrease) in other liabilities ..........          513          (179)
                                                         --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..........     $  3,756      $  3,286
                                                         ========      ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:



Stock dividends issued .............................                   $  3,826

Issuance of common stock for
 stock split .......................................     $ 39,600


The accompanying notes are an integral part of these statements.

                  AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (Unaudited)

                              FINANCIAL INFORMATION

NOTE A - PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the parent holding company ("Company") and its wholly owned subsidiaries, American Bank of Commerce ("Bank"), AmBank Mortgage Company ("Mortgage Company") and AmBank Financial Company ("Finance Company"). Material intercompany balances and transactions have been eliminated.

NOTE B - BASIS OF PRESENTATION

          In the opinion of management ("Management"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

          Net Income Per Common Share is based upon the weighted average number of common and common equivalent shares outstanding, 3,259,529 and 3,055,984 for the three months ended September 30, 1995 and 1994, respectively .

          The weighted average number of common shares, common shares outstanding and earnings per share are adjusted to reflect a 4 for 3 stock split declared on March 20, 1995, to stockholders of record as of April 4, 1995.

NOTE D - ACCOUNTING PRONOUNCEMENTS

          Effective  January 1, 1995 the Company adopted FASB Statement No.
          114, Accounting by Creditors for Impairment of a Loan and FASB Statement No. 118 which amended certain provisions of FASB No. 114 with respect to income recognition and disclosures. The Company has no loans which it considers to be impaired under the definitions of FASB Statements No. 114 and No. 118 and therefore the adoption of these new accounting pronouncements did not have an effect on the Company's consolidated financial statements.

          The Financial Accounting Standards Board has also approved, effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and Statement No. 122, Accounting for Mortgaging Servicing Rights. FASB Statements No. 121 and 122 are not expected to have a material effect on the consolidated financial statements when adopted.

ITEM II
-------

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES

The following is Management's discussion and analysis of certain significant factors which affected the company's financial position and operating results during the period in the accompanying condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995
------------------------------------

Asset Growth
------------

Total assets increased $39,135,000 or 17.21% during the first nine months of 1995. The primary elements of this growth were a $19,771,000 or 26.23% increase in Net Loans and Leases, a $8,455,000 or 7.25% increase in Investment Securities, a $7,626,000 or 34.33% increase in Cash and Due From Banks and a $3,050,000 increase in Federal Funds Sold. Asset growth was driven by the increases in Deposits and Securities Sold Under Agreements to Repurchase of $33,386,000 or 16.16%. Both deposits and loans continue to increase as a result of the Bank's aggressive business development efforts, successful operation,increased recognition throughout the business community and the overall strength of the Las Vegas economy.

Interest Income
---------------

Total interest income increased $3,983,000 or 38.05% in the first nine months of 1995 when compared to the same period of 1994 and increased $1,184,000 or 30.1% for the quarter ended September 30. It is anticipated that interest income will continue to increase due to the growth in Investment Securities and Net Loans and Leases. Total interest income is composed of the following categories:

     Interest and Fees on Loans: Interest and fee income increased by $2,634,000 or 44.14% during the first nine months of 1995 as compared to the same period of 1994, and increased $799,000 or 35.62% for the quarter ended September 30. The year-to-date increase is comprised of a $41,000 increase in fee income and a $2,593,000 increase in interest on loans. Fee income increased due to an increase in loan demand. Interest on loans increased due to an increase in average loan volume of $21,434,000 to $88,389,000 and an increase in the yield from 9.51% in 1994 to 11.11% in 1995 a net increase of 1.6%. The quarter to date change is composed of a $5,000 decrease in fee income and a $804,000 increase in interest income. Fee income decreased due to a decrease in new loan demand for the quarter. Interest on loans increased due to an increase in the yield from 10.12% for the quarter ended September 30, 1994 to 11.05% for the same period
1995, a net increase of 0.93%. This represents an increase in income of $166,000. The average loan volume increased to $94,506,000 from $71,441,000 an increase of $23,065,000 or 32.29% which represents an increase in income of $638,000.

Interest on Investment Securities: The Bank continues to invest its excess funds in interest bearing securities. Interest on securities increased by $1,157,000, or 26.43%, in the first nine months of 1995 as compared to the same period in 1994. This was the result of an increase of $6,449,000 in average volume of investments to $125,376,000, coupled with an increase in yield from 4.91% to 5.89%. The increase in yield is attributable to the reinvestment of maturing securities and pay downs of the mortgage backed portfolio. The mix of the Bank's investment portfolio remains consistent with the prior year. The tax-equivalent yield increased from 5.37% to 6.31%. Comparing the quarter ended September 30, 1995 to September 30, 1994, interest income increased $319,000 or 19.19%. The average volume increased $6,970,000 to $132,686,000 coupled with an increase in the yield to 5.97% from 5.29%. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. At this time the relative flatness of the yield curve does not warrant increased risk or extending the overall maturity of the portfolio. Management continually monitors these and other factors when evaluating investment strategies and asset liability management.

Interest on Federal Funds Sold: Interest earned on Federal Funds Sold increased $192,000 or 156.1%, in the first nine months of 1995 as compared to the first nine months of 1994. This increase was due to an increase in the average interest rate from 3.53% to 5.76% for Federal Funds Sold. Comparing the quarter ended September 30, 1995 with the same period of the prior year, interest income increased $66,000 or 227.59%. This increase is attributable to an increase in the average volume of $3,956,000 or 145.55% to $6,674,000. The average yield increased to 5.69% from 4.27%. Management's goal is to maintain a level of Federal Funds that will enable the Bank to fund increases in loan demand and to meet depositors' needs.

Interest Expense
----------------

Total interest expense increased $2,154,000, or 91.43%, during the first nine months of 1995 as compared to the first nine months of 1994. Interest on deposits increased $1,715,000 or 82.33% due to an increase in the average balances of interest bearing accounts by $17,550,000 to $128,860,000. The average rate paid on deposits increased from 2.5% in 1994 to 3.93% in 1995. Interest on securities sold under agreements to repurchase increased $439,000 or 160.81% as the average volume increased $8,899,000 to $22,334,000 and the average interest rate increased from 2.71% to 4.25%. Total interest expense for the quarter ended September 30, 1995, increased $763,000 or 85.25% when compared to the same period of 1994. Interest on deposits increased $582,000 or 75.58% due to an increase in the average balances of $15,496,000 to $132,128,000. The average rate paid on deposits increased to 4.09% from 2.64%. Interest on securities sold under agreements to repurchase increased $181,000 or 144.8% as the average volume increased $12,459,000 to $28,511,000. The average rate paid increased 1.17% to 4.29%. Management believes that the average volume of deposits and repurchase agreements will continue to increase during 1995.

Interest Rate Risk
------------------

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans:  Approximately  88.22% of the  bank's  loan  portfolio  is  written on an
adjustable  basis  that  floats  with  the  prime  rate.   Thus,   approximately
$85,525,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, the average life of the portfolio is 1.62 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo short-term Certificates of Deposit market. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. At September 30, 1995, approximately 54% of time deposits over $100,000 had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 39.79% of total deposits, provides Management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Provision for Loan Losses
-------------------------

The provision for loan losses in the first nine months of 1995 was $420,000, $400,000 more than the first nine months of 1994. Net charged off loans and leases were $31,000 through September 30, 1995, and ($67,000) through September 30, 1994. The allowance for loan loss was 1.16% of loans outstanding at September 30, 1995, as compared to 0.92% at September 30,1994.

At September 30, 1995, no loans were accounted for on a non-accrual basis and no loans were past due 90 days or more, or classified as doubtful.

Additionally,   at  September  30,  1995,  Management  classified  15  loans  as substandard, for an aggregate of $1,215,000. This amount represents 1.25% of outstanding loans.

Management reviews the loan loss analysis on a quarterly basis. A percentage of the loss reserve is allocated to pass credits, classified credits, doubtful credits, and loss credits. Management made a conscious decision to increase the level of reserve as a percentage of net loans. This was due to the rapid growth of the portfolio and the changing mix of loans within it.

Management reviews portfolio concentration levels on a regular basis and appraisal reviews are performed to support the values at which loans are carried in the portfolio. Construction lending is generally focused on entry level and first move-up homes. Lending for larger, speculative homes is tightly limited to financially sound borrowers. Commercial real estate lending is generally limited to owner-occupied properties.

Management believes the current allowance of $1,116,000 is adequate and that there is sufficient unallocated allowance to handle unexpected problems within the portfolio.

The table below details the amount of loans charged to reserve and the additions to the allowance for possible loan loss for the nine months ended September 30, 1995.

Allowance for Loan Losses, January 1 ........................       $   727,000
Deduct:
 Loans Charged Off During the Year ..........................           (61,000)
 Less Recoveries of Losses Previously Charged Off ...........            30,000
                                                                    -----------
 Net Loans Charged Off ......................................            31,000
                                                                    -----------
Allowance Prior to Additions ................................           696,000

Additions to Allowance Charged to
 Operating Expense ..........................................           420,000

Allowance for Loan Losses, September 30 .....................       $ 1,116,000
                                                                    ===========


The schedule below shows the major categories of loan charge-offs and recoveries for the nine months ended September 30, 1995.

NET CHARGE-OFFS

Charge-Offs:
 Commercial, financial and industrial .........................          $60,000
 Real estate loans
 Commercial (secured by real estate) ..........................                0
 Construction and land development ............................                0
 Residential ..................................................                0
Loans to individuals for household
 family and other personal expenditures .......................            1,000
                                                                         -------
Total .........................................................          $61,000
                                                                         -------
Less Recoveries:
 Commercial, financial and industrial .........................           21,000
 Real estate loans
 Commercial (secured by real estate) ..........................                0
 Construction and land development ............................                0
 Residential ..................................................                0
Loans to individuals for household
 family and other personal expenditures .......................            9,000
Lease financing receivables ...................................                0
                                                                         -------
Total .........................................................           30,000
                                                                         -------
Net Charge-Offs ...............................................          $31,000
                                                                         =======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                          1995 REPORTED PERIOD
                                                          --------------------
                                                                   % Of Loans In
Balance at End of                                                  Each Category
Period Applicable to:                                    Amount   To Total Loans
                                                       ---------- --------------

Domestic:
 Commercial, Financial and Industrial ............     $  277,000      24.8%
 Real Estate-Construction ........................        280,000      25.1%
 Real Estate-Mortgage ............................        478,000      42.8%
 Installment .....................................         81,000       7.3%
                                                       ----------      -----
Total ............................................     $1,116,000      100.0%
                                                       ==========      =====



Non-Interest Income

Total non-interest income for the first nine months of 1995 decreased $210,000 or 16.6% over the same period of 1994. The decrease was primarily due to a decrease in gains on sales of securities and a decrease in Fee Income from mortgage placement services.


Non-Interest Expense

Total non-interest expense increased by $330,000 or 5.41% during the first nine months of 1995 as compared to the same period of 1994. This increase is due primarily to increased salary and employee benefit expenses due to normal salary increases.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a strong liquidity position. The policy of shorter maturities in the Bank's security portfolio and the need for cash in Federal Funds Sold to meet daily cash requirements continues to be met. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At September 30, 1995, outstanding loan commitments were $42,114,000 and letters of credit were $2,801,000. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends. Cash flow from operations continues to remain positive and Management expects this trend to continue. Cash flow from investing was negative as there was an increase in net loans made to customers coupled with an increase in the purchase of Investment Securities compared to proceeds from sales and maturities of Investment Securities. Cash flow from financing activities was positive due to the increase in deposits. This trend is expected to continue. Management believes that liquidity will remain strong in both the near-term and the long-term.


Capital Resources

In September 1995, the Company began construction on a two-story 17,000 square foot office complex located adjacent to its corporate headquarters site at Spring Mountain Road and Arville. In the third quarter of 1995, the Bank purchased approximately 4.36 acres of land in the Northwest Las Vegas area for a new branch location to open in the third or fourth quarter of 1996. In addition, the Bank is exploring the possibility of opening a second new branch office in 1996. This would make a total of six branches in the Las Vegas Valley area. The impact on capital is not significant to date and is not expected to impede operations.

At September 30, 1995, the Bank's Tier 1 Core Capital to risk weighted assets was 17.83%, Total Capital to risk weighted assets was 18.76% and the leverage ratio was 9.47%, all above the current minimum guidelines of 4.0%, 8.0% and 4.0%, respectively, established by regulatory authorities.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defines five levels of capital for financial institutions: Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At September 30, 1995, the Bank fell in the Well-capitalized category.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BANCORP OF NEVADA




DATED: November 14, 1995                          /s/ James V. Bradham
                                                  ------------------------------
                                                                James V. Bradham
                                                                   President and
                                                         Chief Executive Officer


DATED:  November 14, 1995                        /s/ Patricia L. Kirkwood
                                                 -------------------------------
                                                            Patricia L. Kirkwood
                                                       Executive Vice President/
                                                                         Cashier