Form 10-K
period 1995-12-31
AMERICAN BANCORP OF NEVADA
filed 1996-03-22
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    Form 10-K
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1995 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________________ to _______________.

                         Commission File Number 0-181227

                           AMERICAN BANCORP OF NEVADA
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                       94-2792608
-------------------------------            ------------------------------------
(State of Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

4425 Spring Mountain Road, Las Vegas, Nevada                             89102
--------------------------------------------                          ----------
(Address of Principal Executive Offices)                              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (702) 362-7222 Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of Each Exchange on
         Title of Each Class                               Which Registered

                  None                                           None

         Securities registered pursuant to section 12(g) of the Act:

                             Common, $.05 par value
                             ----------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         As of March 18, 1996, the aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $59,504,677 computed using a price of $18.50 per share.

         The number of shares of Common Stock, $.05 par value outstanding as of March 18, 1996, according to the records of registrant's registrar and transfer agent was 3,216,469. .
                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's proxy statement to be filed in conjunction with the annual meeting of the stockholders of the registrant to be held on April 15, 1996, are incorporated by reference into items 10 through 13 inclusive.

PART I

ITEM 1 - BUSINESS

         a.  General Development of Business

American Bancorp of Nevada ("Bancorp") was organized and incorporated under the laws of the State of Nevada on January 12, 1982, for the purpose of becoming a bank holding company by acquiring all of the outstanding capital stock of American Bank of Commerce ("Bank"). The reorganization of Bancorp was completed on August 5, 1982. Bancorp has three subsidiaries: Bank, a Nevada state-chartered bank headquartered in Las Vegas, Nevada as of November 26, 1979; AmBank Financial, Inc. ("Financing Company") and AmBank Mortgage Company ("Mortgage Company"), which were incorporated in late 1982, but did not operate until January, 1983.

On September 14, 1984, Financing Company ceased operations and the assets and liabilities were transferred to either Bank or Bancorp. It was not the intent to dissolve Financing Company, but rather suspend operations while leaving the initial $150,000 in capital stock intact for possible future use. Subsequently, $75,000 in capital was returned to Bancorp.

With its inception in early 1983, Mortgage Company was basically the only operation of its kind in Las Vegas. However, during 1984 competition became very fierce as other mortgage companies entered the Las Vegas market. This had a noticeable effect on the growth of the Mortgage Company. During the fourth quarter of 1985, management determined that the Mortgage Company was no longer a viable entity that could be counted on to contribute to the progress of the organization and operations have been substantially suspended since this time.

Bank was incorporated under the laws of the State of Nevada on June 8, 1979, and was licensed by the Nevada State Banking Department and commenced operations as a Nevada state-chartered bank on November 26, 1979. Bank is an insured bank under the Federal Deposit Insurance Act, up to the applicable limits thereof, but, like many state-chartered banks of its size, it is not a member of the Federal Reserve System.

The primary services provided by the Bank include commercial, construction, and real estate financing, and business loans to customers who are predominantly small- and middle-market businesses. The bank also grants consumer loans to individuals, offers a full array of depository accounts and provides full trust and estate administration services.

The Company's business is concentrated in Southern Nevada and is subject to the general economic conditions of this area.

Bank currently operates out of its head office at 4425 Spring Mountain Road, Las Vegas, Nevada, 89102. It also operates out of three branch offices, all located in Las Vegas, Nevada.

         b.    Financial Information About Industry Segments

Bancorp has no industry segments other than banking related operations.

         c.    Narrative Description of Business

Regulation and Supervision of the Holding Company

Upon the reorganization of Bank on August 5, 1982, Bancorp became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, (the "Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, (the "Board"). Bank is currently subject to regulation by the Superintendent of Banks and by the Federal Deposit Insurance Corporation ("FDIC"). Bank will remain under the supervision of these regulatory authorities.

As a bank holding company, Bancorp is required to file annual reports and other information concerning its business operations and those of its subsidiaries as the Federal Reserve Board may require pursuant to the Act. Bancorp and its subsidiaries are also subject to examination by the Board.

Bancorp is required to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting securities of any bank, or ownership or control of voting securities of any bank if, after giving effect to such acquisition, Bancorp would own or control more than 5 percent of the voting shares of such bank. Bancorp is prohibited from acquiring 5 percent or more of a bank's stock if the bank is located outside the State of Nevada, unless such acquisition is specifically authorized by the laws of the state in which the bank is located.

Furthermore, Bancorp is prohibited from engaging in or acquiring, directly or indirectly, control of more than 5 percent of the voting shares of any company which is engaged in non-banking activities. In making such determinations, the Board considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects. One of the exceptions to this prohibition is the acquisition of shares of a company, the activities of which the Board has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereof.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases, sales, or the furnishing of services. For example, the banking subsidiaries will generally be prohibited from extending credit to a customer on the condition that the customer also obtain other services furnished by the bank, the holding company, or any of its subsidiaries, or on the condition that the customer promise not to obtain financial services from a competitor.

Bancorp and any subsidiaries which it may acquire or organize after the reorganization will be deemed "affiliates" within the meaning of the Federal Reserve Act. Pursuant thereto, loans by the banking subsidiaries to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be generally limited to 10 percent of the Bank's capital, in the case of any one affiliate, and will be limited to 20 percent of the Bank's capital, in the case of all affiliates. Bancorp and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Nevada Revised Statutes provide that a holding company and its subsidiaries are subject to regular examination by and may be required to file reports with the Superintendent of Banks.

The Board under Regulation "Y" permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks, subject to Board approval in individual cases. In making such determination, the Board considers whether the performance of such activities by the bank holding company would offer advantages to the public which outweigh possible adverse effects. Most of these activities are also permitted by Nevada banks. While the types of permissible activity are subject to change by the Board, the major non-banking activities which presently may be carried on by a bank holding company or its affiliates are:

    1. Making or acquiring loans and other extensions of credit for its own account or for the account of others.

    2. Operating as an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution does not accept demand deposits and make commercial loans.

    3.  Servicing loans and other extensions of credit for any person.

    4. Engaging in certain activities performed by a trust company in the manner authorized by federal or state law, so long as the institution does not make certain types of loans or investments or accept deposits, except as permitted by Regulation "Y".

    5. Subject to certain limitations, acting as an investment or financial adviser to investment companies and other persons.

    6.  Leasing  personal  and real  property  or acting as  agent,  broker,  or adviser in leasing such property, in accordance with various restrictions contained in Regulation "Y", provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property, and provided the lease is a functional equivalent of an extension of credit and meets certain other requirements.

    7. Making equity and debt investments in corporations or projects designed primarily to promote community welfare.

    8. Providing financially-oriented bookkeeping data processing services for the internal operations of itself and it subsidiaries.

    9. Acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to an extension of credit or other financial services by a bank or bank-related firm.

    10. Acting as underwriter for credit life insurance and credit accident and health insurance which is directly related to extensions of credit by the bank holding company system.

    11. Providing management consulting advice to non-affiliated banks, provided that certain conditions are met.

    12. Providing courier services of limited character.

    13. Selling cashier's checks, travelers' checks and U.S. Savings Bonds.

    14. Providing real estate appraisal services.

    15. Commercial real estate equity financing.

    16. Underwriting   and  dealing  in  government  and  certain  money  market
        obligations.

    17. Providing foreign currency exchange advisory and transactional services.

    18. Acting as a futures commission merchant.

    19. Providing discount brokerage services.

Bancorp may also file applications to engage in or acquire businesses other than those listed above, but the Board will publish a notice of opportunity for hearing only if it believes that there is a reasonable basis for concurring in Bancorp's view that the activity applied for is closely related to banking. There has been litigation from time to time challenging the validity of certain activities authorized by the Board, and there are various regulations concerning permissible activities under consideration by the Board.

Bank's operations include the acceptance of checking and savings deposits, and the making of commercial, real estate, home improvement, construction, automobile and other vehicle loans, and other consumer loans. Bank also offers many customary services, including, but not limited to, cashier's checks, bank-by-mail, automatic check deposit and traveler's checks.

In July of 1985, the Bank began operation of the Financial Services department. This department has full trust powers, but has specialized in pension and profit sharing plan administration. To date, the business development efforts in obtaining accounts has been successful and the Bank anticipates future growth and profitability from this operation.

The banking business in Nevada, and in the market served by Bank, is highly competitive. Bank competes for loans and deposits with other commercial banks, savings banks, finance companies, credit unions, and other financial institutions. In addition, other entities (both governmental and private industry) seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for Bank in the acquisition of deposits. Larger commercial banks have greater lending limits than Bank and may perform certain other functions which Bank does not currently offer.

Moreover, federal legislation may result in increased competition. On March 31, 1980, the Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") was signed into law. Effective December 31, 1980, DIDA authorized banks to offer negotiable order of withdrawal ("NOW") accounts. In addition, DIDA increased the ability of non-banking institutions to compete with banks, including permitting savings and loan associations and credit unions to offer NOW accounts, and to make all types of consumer loans. Further, DIDA imposed new reserve requirements, phased in over an eight year period, on all transaction accounts (demand deposit accounts, NOW accounts, and savings accounts) subject to automatic transfers for all depository institutions, including banks, regardless of whether they are members of the Federal Reserve System. The Garn-St. Germain Depository Institutions Act of 1982 (the "Act") was signed into law on October 15, 1982. The Act allows banks and savings and loan associations to offer accounts directly equivalent to and competitive with money market funds. These accounts are not subject to an interest rate ceiling, unless the average balance falls below the minimum balance requirement of $1,000.00 effective January 1, 1985. If this should occur, the NOW account ceiling will be imposed. The Act allows up to six transfers per month on such accounts, no more than three of which can be effectuated by draft. The Act also accelerated the phase-out of the differential between the maximum rate of interest that savings and loan associations are permitted to pay.

The Act increased the limit on amounts which may be lent by a national bank to an individual borrower from 10 percent to 15 percent of a bank's unimpaired capital and unimpaired surplus for unsecured loans and an additional 10 percent for loans fully secured by readily marketable capital. In addition, federal savings and loans and savings banks are provided with commercial, agricultural and corporate lending authority up to 5 percent of assets beginning on the date of enactment of the bill (7 1/2 percent for federal savings banks) and 10 percent after January 1, 1984. The Act also affected the real estate lending market, by pre-empting state prohibitions on enforcement of due-on-sale clauses in mortgages and deeds of trust. In the case of loans originated or assumed during the period between state action prohibiting such enforcement and the enactment of the Act, enforcement of any due-on sale clause will be deferred for three years from date of enactment of the Act. During that three year period, any state legislature may enact legislation which shortens the three year deferral period insofar as it applies to loans originated in that state by lenders other than national banks, federal savings and loan associations, federal savings banks, and federal credit unions. The effect of the Act has been to increase the ability of all banks and savings and loan associations to compete with non-banking institutions by allowing banks and savings and loan associations to offer accounts equivalent to and competitive with money market funds. However, such accounts have also increased banks' and savings and loan associations' cost of funds.

In order to compete with other financial institutions in its primary service area, Bank relies principally upon local promotional activities, customer referrals, personal contact by its officers, directors, employees and shareholders, extended hours and specialized services. During 1995 and 1994, a total of four new banks opened in Las Vegas which are targeting Bank's customer market.

While there are twelve commercial banks in the service area, Bank believes its emphasis on customer service and personal contact set it apart from its competitors. Concentrating on the small to medium size business account effectively limits Bank's direct competition to six other banks.

Regulation and Supervision of the Bank

Bank is a Nevada state-chartered bank with commercial banking powers, and its deposits are insured up to the maximum legal limit by the FDIC. Bank is subject to supervision, regulation and regular examination by the State of Nevada Financial Institutions Division and the FDIC. Although Bank is not a member of the Federal Reserve System, it is nevertheless, subject to certain regulations of the Board of Governors of the Federal Reserve System. The statutes and rules administered by these agencies regulate the investment activities of Bank, loans, certain of its check-clearing activities, payments of dividends, the establishment of new branches, as well as numerous other aspects of the banking business.

Effective January 1994, banks are required to allocate securities held in their investment portfolios into one of three accounts, each with different accounting treatments regarding value and affect on earnings or capital. Securities designated as "held-to-maturity" are treated under the old "Cost Basis" with no adjustments for market conditions. Securities designated as "available-for-sale" must be "Marked To Market" and a corresponding adjustment must be made to the Bank's capital account. Those securities that are placed in a "Trading Account" are "Marked To Market" with the resulting gains and losses included in that period's earnings. At December 31, 1995 Bank had unrealized gains of $284,000, net of tax effect, in its "available-for-sale" portfolio, which increased Bank's total capital accounts.

Bank regulatory agencies adopted Risk-Based capital guidelines and a new Leverage ratio which became effective December 31, 1990. The standards redefine capital which is compared with risk-adjusted assets, representing the value of assets and off-balance-sheet exposures weighted to reflect relative measures of risk. At December 31, 1995, Bank's tier 1 Core Capital to risk weighted assets was 16.8%, Total Capital to risk weighted assets was 17.6% and the Leverage ratio was 9.8%, all above the current minimum guidelines of 4.0%, 8.0% and 4.0%, respectively established by regulatory authorities. Bancorp's capital amounts and ratios are substantially the same as those of the Bank.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At December 31, 1995, Bank falls in the Well-capitalized category.

Government Monetary Policies

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of regulatory authorities, including the Board of Governors of the Federal Reserve System and the FDIC. These government monetary policies have had a significant effect on the operating results of commercial banks in general, and are expected to continue to do so in the future.

The Federal Reserve Board regulates the national supply of bank credit by open market dealings in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short term and long term changes in the international trade balance, and the fiscal policies of the United States government. Future monetary policies, and the affect of such policies on the future business and earnings of Bancorp and Bank, cannot be predicted.

Lending Activities

The following represents the significant categories of loans originated at the Bank and the related risks associated with each type of lending activity:

Construction Lending: Target market is the small and medium size local builder developing entry-level or first move up type single family residence tracts. Bank will typically finance in appropriately sized phases and have pre-sale requirements. Bank will finance owner-builder single family residence properties for qualified borrowers. Financing is available on a limited basis for speculative properties to financially sound borrowers. Voucher control is required. Risks include over-advance on collateral, environmental hazards, mis-use of construction funds, project location and quality, and general real estate market conditions.

Commercial Mortgages: Such loans are used to fund the re-finance or acquisition of commercial property, which is typically owner occupied, or where owner occupies a significant portion. These properties are usually of the office-warehouse configuration. Funding of speculative or income properties is very limited. Risks include, but not limited to, over-advance on collateral, single-purpose structure, environmental hazards, and commercial real estate market conditions.

Business Term: Used to fund equipment purchases and plant expansions. These loans are usually structured on a fully amortizing basis for term of 3-5 years and are generally secured by equipment financed. Risks include over-advance on equipment purchased, insufficient debt service coverage, unique or single-purpose equipment with a limited re-sale market.

Revolving Lines of Credit: Lines are used to fund short term working capital needs, finance accounts receivable and inventory purchases. Lines can be secured or unsecured. Risks include normal credit risks, improper usage, diversion of funds and the risk of the lines not revolving properly.

Investment Policy

At December 31, 1995, Bancorp had approximately $124,000,000 in its investment portfolio. As part of Bank's normal operation, deposits not used to fund loans are invested in a variety of securities offered by the Federal Government and certain of its agencies, as well as municipalities. The general philosophy of the Bank is to invest for relatively short periods of time and not try to outguess the market. The stated policy of the Bank is that 70% of the portfolio must mature within three years. The policy also stipulates allowable levels of investments and, in the case of municipal bonds, the acceptable ratings required. While there is interest rate risk involved with any investment, the short term nature of the portfolio minimizes Bank's exposure to substantial fluctuations in interest rates. Additionally, management maintains the majority of the investment portfolio on a fixed rate basis. When purchasing municipal bonds, Bank attempts to offset the credit risk by demanding sufficient spreads to government bonds to compensate for the risk of default. At present, the portfolio is comprised of approximately 56% Treasuries and Agencies, 15% Collateralized Mortgage Obligations issued by Government Agencies and 21% Municipal Bonds.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 94% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $88,818,000 reprices immediately upon a change in the base rate.

Investments: Total investments represent approximately 44.92% of total assets at December 31, 1995. In administering the investment portfolio, management adheres to the Company's "Investment Portfolio Policy and Guidelines", "Asset/Liability Policy" and "Interest Rate Risk Policy". These internal policy guidelines dictate the average life of at least 70% of the investment portfolio to be no greater than three years. The actual average life of the portfolio at December 31, 1995 was approximately 1.63 years. This strategy of maintaining short maturities provides maximum flexibility in managing fluctuating interest rates. Additionally, the majority of the investment portfolio is of a fixed rate nature. This enables management to provide an underlying level of income, irrespective of changes in interest rates. Diversification for all areas of investments is a key element in interest rate risk. Management monitors the investment portfolio to ensure that an appropriate balance is maintained in terms of both maturity and type of investment instrument. Monitoring is aided by the use of a computer program, specializing in Asset/Liability Management and Interest Rate Risk.

Deposits: Management discourages use of long-term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one-year maturities, with the exception of 18 month IRAs and SEPs. At December 31, 1995, approximately 48% of time deposits had a maturity of three months or less. Due to the large concentration of business accounts, approximately 42% of all deposits at December 31, 1995 are non-interest bearing.

The above factors provide management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Employees

Bancorp, together with its subsidiaries, had 113 full-time equivalent employees as of January 1, 1996.

d. Financial Information About Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2 - PROPERTIES

Bancorp operates out of Bank's head office located at 4425 Spring Mountain Road, Las Vegas, Nevada, 89102. The Bank also operates branch offices located at 727 South 9th Street, Las Vegas, Nevada, 89104, 1690 East Flamingo, Las Vegas, Nevada, 89119 and at 2980 West Sahara Avenue, Las Vegas, Nevada, 89102. The Spring Mountain and West Sahara properties are owned by Bank, the construction of which was provided by internal available funds. The premises for the South 9th and East Flamingo branches are leased. The rental payments for 1995 made for all premises total $197,894. Leases for the South 9th Street and East Flamingo offices terminate August 31, 2001 and November 30, 2006, respectively.

In September 1995, Bancorp began construction on a two-story 17,000 square foot office complex located adjacent to its site at Spring Mountain Road. The building offers approximately 13,000 square feet of class "A" leasable office space. Parking facilities at the site were improved and increased to facilitate the new building. There are no definite plans for the remaining portion of the lot. In the third quarter of 1995, the Bank purchased approximately 4.36 acres of land in the industrial area of North Las Vegas for a new branch location. The property is located at the southeast corner of Losee and Frehner Roads and will accommodate a branch facility of approximately 5,000 square feet and two drive-up windows. Construction of these facilities will be funded by cash flows from operations.

ITEM 3 - LEGAL PROCEEDINGS

No material legal proceedings are pending against Bancorp or its subsidiaries other than ordinary, routine litigation incidental to the business of Bancorp and its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a.    Market Information

Bancorp's common stock became listed on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") on January 18, 1990 and is traded under the symbol "ABCN". Through January 17, 1990, trading in Bancorp's common stock was not extensive and such trades could not be characterized as constituting an active trading market. Bancorp's common stock was traded over-the counter, was not listed on any exchange, and was not quoted by NASDAQ. To this extent there was no established public trading market in Bancorp's securities.

The following table sets forth certain stock quotations for each quarterly period since January 1, 1994. Stock prices represent the range of high and low bid quotations from the National Association of Securities Dealers, Inc. Such market quotations may not represent actual transactions. Amounts have been adjusted to reflect stock splits and stock dividends.

                                                   Stock Price
                                          --------------------------
        Quarter Ended                         High            Low
        -------------                     -----------      ---------

March, 1996 .....................         $     16.00      $   16.00
December, 1995 ..................         $     16.00      $   12.75
September, 1995 .................         $     13.00      $   12.25
June, 1995 ......................         $     13.00      $   12.00
March, 1995 .....................         $     14.50      $   12.25
December, 1994 ..................         $      9.19      $    8.81
September, 1994 .................         $      9.56      $    7.69
June, 1994 ......................         $      8.63      $    8.06
March, 1994 .....................         $      9.56      $    8.06

         b.    Holders

The approximate number of holders of Bancorp's common stock is based on the number of record holders as of December 31, 1995, and is 650.

         c.    Dividends

On March 20, 1995, the Board of Directors of Bancorp declared a four-for-three stock split on the outstanding shares of common stock of Bancorp, payable on April 11, 1995 to stockholders of record on April 4, 1995. On March 21, 1994 and March 15, 1993, the Board of Directors of Bancorp declared 15% and 15% stock dividends on the outstanding shares of common stock of Bancorp, payable on April 12, 1994 and April 6, 1993 to stockholders of record on April 5, 1994 and March 30, 1993, respectively. These transactions increased Bancorp's common stock issued and outstanding by 791,919, 294,229 and 251,001 shares in 1995, 1994, and 1993 respectively.

It is the policy of Bancorp to pay cash dividends to shareholders only when it is prudent to do so and Bancorp's performance justifies such action. Accordingly, no assurance can be given that cash dividends will ever be declared by Bancorp. It is not the intention of Bancorp to declare cash dividends for the foreseeable future.

State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank's stockholders' equity and allowance for loan losses to be at least 6% of the average of the Bank's total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $12,367,500 and $11,452,000 of the Bank's stockholders' equity was restricted at December 31, 1995 and 1994, respectively.

ITEM 6 - SELECTED FINANCIAL DATA


At Year-End                            1995             1994             1993            1992            1991
                                  -------------    -------------    -------------   -------------   -------------
Total Investment Securities (2)   $ 124,285,842    $ 116,662,509    $ 111,322,628   $  83,301,300   $  62,034,019

Total Net Loans ...............      93,244,167       75,378,085       65,057,540      56,123,073      48,133,752

Total Assets ..................     276,690,628      227,419,250      210,463,073     178,243,042     141,617,417
Total Deposits ................     211,523,839      192,811,233      173,664,075     154,909,321     123,425,267
Total Stockholders' Equity (2)       26,888,923       20,131,146       17,928,913      15,415,916      13,310,480

For the Year

Total Interest Income .........   $  19,408,247    $  14,416,296    $  11,298,826   $   9,872,039   $   9,955,689
Total Interest Expense ........       6,015,423        3,323,811        2,768,571       2,891,802       3,869,565
Net Interest Income ...........      13,392,824       11,092,485        8,530,255       6,980,237       6,086,124
Provision for Loan Loss .......         570,000           20,000          130,000         150,000         142,053
Securities Gain/(Loss) ........         (19,922)        (246,245)         349,066         399,772         199,356
Income before cumulative
 effect of change in
 accounting principle (1) .....       4,107,091        3,314,281        2,222,168       1,831,252       1,519,956
Net Income ....................       4,107,091        3,314,281        2,307,168       1,831,252       1,519,956

Per Share Data (4)

Income before cumulative
 effect of change in
 accounting principle (1) .....   $        1.26    $        1.04    $         .73   $         .62   $         .52
Net Income ....................            1.26             1.04              .75             .62             .52
Cash Dividends (none paid)
Book value per share (2) (3) ..            8.37             6.38             5.97            5.24            4.73

(1) Federal Income Taxes- Effective January 1, 1993, Bancorp adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changed Bancorp's method of accounting for income taxes to an asset and liability approach. Prior to 1993, Bancorp accounted for income taxes under Statement of Financial Accounting Standards No. 96 (SFAS96).

(2) FAS 115 - Book value for 1995 and 1994 reflects an adjustment to total capital of $284,000 and ($1,987,300) respectively, net of tax effect, as a result of FAS 115, which requires banks to "Mark to Market" those investment securities it has designated as "available-for-sale". At December 31, 1995 and 1994, Bank had $124,285,842 and $90,059,304, respectively in its "AFS" portfolio.

(3) Book value per share is based on the actual number of outstanding shares at December 31.

(4) Amounts have been adjusted to reflect the effect of stock splits and stock dividends.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)


ASSETS                                                           1995
                                                   ------------------------------------
                                                   Average
                                                   Balance     Interest    % Yield/Rate
                                                                                (1)
                                                   --------    --------    ------------

Loans and Leases (2) (3) ......................    $ 89,663    $ 11,564       12.90
Investment Securities: (4)
     Taxable - AFS ............................      94,278       6,043        6.41
     Taxable - HTM ............................         655          48        7.33
     Non-taxable - AFS ........................       6,108         291        4.76
     Non-taxable - HTM ........................      22,738       1,071        4.71
Federal Funds Sold ............................       6,735         391        5.81
                                                   --------    --------       -----
Total Interest Earning Assets .................     220,177      19,408        8.81
                                                   --------    --------       =====

Cash & Due From Banks .........................      22,094
Premises and Equipment, net ...................       9,738
Other .........................................       2,150
                                                   --------

Total Non-Interest Earning ....................      33,982
                                                   --------
Total Assets ..................................     254,159
                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposit ...............    $ 98,210    $  3,889        3.96
Savings Deposits ..............................      17,709         632        3.57
Time Deposits .................................      11,618         476        4.10
Repurchase Agreements .........................      24,217       1,018        4.20
                                                   --------    --------       -----

Total Interest Bearing Liabilities ............     151,754       6,015        3.96
                                                   --------    --------       =====
Non-Interest Bearing Deposits .................      78,531
Other .........................................       1,176
                                                   --------
Total Non-Interest Bearing Liabilities ........      79,707
                                                   --------
Stockholders' Equity ..........................      22,698
                                                   --------
Total Liabilities and Stockholders' Equity ....     254,159
                                                   ========

Net Interest Earned ...........................                  13,393
                                                                =======
Net Yield On Interest Earning Assets ..........                                6.08
                                                                              =====

(1)The yield/rate is calculated by dividing interest earned/paid by the average balance. The presentation is not on a tax equivalent basis.

(2) Loan fees are included in the interest yield calculation. Loan fees for the year ended December 31, 1995 are $1,623,146. The interest yield excluding fees is 11.09%.

(3) Non-accrual loans are included in the interest yield calculation. The daily average of non-accrual loans for 1995 is $158,846.

(4) Yield is calculated by dividing the interest earned by the average historical cost (not market value) of the securities.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)

ASSETS

                                                                 1994
                                                   -----------------------------------
                                                   Average
                                                   Balance     Interest   % Yield/Rate
                                                                              (1)
                                                   --------    --------   ------------
Loans and Leases (2) (3) ......................    $ 69,084    $  8,307       12.02
Investment Securities: (4)
     Taxable - AFS ............................      78,494       4,270        5.44
     Taxable - HTM ............................         807          60        7.43
     Non-taxable - AFS ........................       4,628         211        4.56
     Non-taxable - HTM ........................      32,211       1,376        4.27
Federal Funds Sold ............................       4,876         192        3.94
                                                   --------    --------       -----
Total Interest Earning Assets .................    $190,100    $ 14,416        7.55
                                                   --------    --------       =====

Cash & Due From Banks .........................      21,318
Premises and Equipment, net ...................       9,303
Other .........................................       1,857
                                                   --------
Total Non-Interest Earning ....................      32,478
                                                   --------
Total Assets ..................................    $222,578
                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposits ..............    $ 83,469    $  2,107        2.52
Savings Deposits ..............................      18,095         502        2.77
Time Deposits .................................      10,814         331        3.06
Repurchase Agreements .........................      13,785         384        2.79
                                                   --------    --------       -----
Total Interest Bearing Liabilities ............    $126,163    $  3,324        2.63
                                                   --------    --------       =====

Non-Interest Bearing Deposits .................      76,594
Other .........................................         675
                                                   --------
Total Non-Interest Bearing Liabilities ........      77,269
                                                   --------
Stockholders' Equity ..........................      19,146
                                                   --------
Total Liabilities and Stockholders' Equity ....    $222,578
                                                   ========

Net Interest Earned ...........................               $ 11,092
                                                              ========
Net Yield On Interest Earning Assets ..........                                5.83
                                                                              =====

(1) The yield/rate is calculated by dividing interest earned/paid by the average balance. The presentation is not on a tax equivalent basis.

(2) Loan fees are included in the interest yield calculation. Loan fees for the year ended December 31, 1994 are $1,613,131. The interest yield excluding fees is 9.69%.

(3) Non-accrual loans are included in the interest yield calculation. The daily average of non-accrual loans for 1994 is $96,073.

(4) Yield is calculated by dividing the interest earned by the average historical cost (not market value) of the securities.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)

ASSETS                                                           1993
                                                   -----------------------------------
                                                   Average
                                                   Balance     Interest   % Yield/Rate
                                                                               (1)
                                                   --------    --------   ------------
Loans and Leases (2) (3) ......................    $ 61,174    $  6,208       10.15
Investment Securities: (4)
     Taxable ..................................      74,684       3,740        5.01
     Non-taxable ..............................      24,358       1,215        4.99
Federal Funds Sold ............................       4,814         136        2.83
                                                   --------    --------       -----
Total Interest Earning Assets .................    $165,030      11,299        6.85
                                                   --------    --------       =====

Cash & Due From Banks .........................      20,314
Premises and Equipment, net ...................       8,582
Other .........................................       2,067
                                                   --------
Total Non-Interest Earning ....................      30,963
                                                   --------
Total Assets ..................................    $195,993
                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposits ..............    $ 69,517    $  1,692        2.43
Savings Deposits ..............................      14,129         384        2.72
Time Deposits .................................      12,841         425        3.31
Repurchase Agreements .........................      10,972         268        2.44
                                                   --------    --------       -----
Total Interest Bearing Deposits ...............    $107,459       2,769        2.58
                                                   --------     -------       -----

Non-Interest Bearing Deposits .................      71,191
Other .........................................       1,889
                                                   --------
Total Non-Interest Bearing Liabilities ........      73,080
                                                   --------
Stockholders' Equity ..........................      15,454
                                                   --------
Total Liabilities and Stockholders' Equity ....    $195,993
                                                   ========

Net Interest Earned ...........................                $  8,530
                                                               ========
Net Yield On Interest Earning Assets ..........                                5.17
                                                                              =====

(1) The yield/rate is calculated by dividing interest earned/paid by the average balance. The presentation is not on a tax equivalent basis.

(2) Loan fees are included in the interest yield calculation. Loan fees for the year ended December 31, 1993 are $1,201,786. The interest yield excluding fees is 8.18%.

(3) Non-accrual loans are included in the interest yield calculation. The daily average of non-accrual loans for 1993 is $129,886

(4) Yield is calculated by dividing the interest earned by the average historical cost (not market value) of the securities.

I.    INTEREST DIFFERENTIAL (In Thousands)

ASSETS                                                1995 Compared to 1994
                                             -----------------------------------
                                              Total        Volume     Yield/Rate
                                             Change       Variance     Variance
                                             -------      --------    ----------
                                                                         (2)
Loans and Leases (1) ....................    $ 3,257      $ 2,475      $   782
Investment Securities:
     Taxable - AFS ......................      1,773          859          914
     Taxable - HTM ......................        (12)         (11)          (1)
     Non-taxable - AFS ..................         80           67           13
     Non-taxable - HTM ..................       (305)        (405)         100
Federal Funds Sold ......................        199           73          126
                                             -------      -------      -------
Total Interest Earning Assets ...........    $ 4,992      $ 3,058      $ 1,934
                                             =======      =======      =======

LIABILITIES

Interest Bearing Demand Deposits ........    $ 1,782      $   372      $ 1,410
Savings Deposits ........................        130          (11)         141
Time Deposits ...........................        145           25          120
Repurchase Agreements ...................        634          291          343
                                             -------      -------      -------
Total Interest Bearing Liabilities ......    $ 2,691      $   677      $ 2,014
                                             =======      =======      =======

(1) Interest accrued on all non-accruing loans has been reversed for the current year and the income accounts adjusted accordingly.

(2) The rate/volume variance is included in the rate variance.

I.    INTEREST DIFFERENTIAL (In Thousands)

ASSETS                                             1994 Compared to 1993
                                              ----------------------------------
                                               Total        Volume    Yield/Rate
                                              Change       Variance    Variance
                                              -------      --------   ----------
                                                                          (2)
Loans and Leases (1) ...................      $ 2,099      $   803      $ 1,296
Investment Securities:
     Taxable ...........................          590          271          319
     Non-Taxable .......................          372          625         (253)
Federal Funds Sold and
     Repurchase Agreements .............           56            2           54
                                              -------      -------      -------
Total Interest Earning Assets ..........      $ 3,117      $ 1,701      $ 1,416
                                              =======      =======      =======

LIABILITIES

Interest Bearing Demand Deposits ...........  $   415      $   339      $    76
Savings Deposits ...........................      118          108           10
Time Deposits ..............................      (94)         (67)         (27)
Repurchase Agreements ......................      116           69           47
                                              -------      -------      -------
Total Interest Bearing Liabilities .........  $   555      $   449      $   106
                                              =======      =======      =======

(1) Interest accrued on all non-accruing loans has been reversed for the current year and the income accounts adjusted accordingly.

(2) The rate/volume variance is included in the rate variance.

II.    INVESTMENT PORTFOLIO

The following table shows the contractual maturity distribution by carrying amount and weighted average yield to maturity of Bancorp's investment portfolio at December 31, 1995.

Available for Sale
                         Less than One Year   One through Five Years  Five through Ten Year          Over Ten Years        Total
                        -------------------   ----------------------  ----------------------      -------------------   ------------
                          Amount    %Yield        Amount     %Yield      Amount       %Yield        Amount    %Yield       Amount
                        ----------- -------   ------------   ------   -----------     ------      ----------   ------   ------------
Equity securities ..... $ 9,176,482    4.92   $          0             $        0                 $        0            $  9,176,482

U.S. Treasury and
other U.S. govt
agencies and
corporations (1) ......  17,737,160    6.09     43,388,848     6.25      7,962,550     7.11           498,844    8.99     69,587,402

Obligations of states
and political
subdivisions ..........   6,212,923    4.54     15,731,007      4.81     2,894,003      4.68        1,071,325    4.52     25,909,258

Collateralized Mortgage
obligations ...........           0                514,910      7.50     4,904,378      6.35       13,462,495    5.45     18,881,783

Other securities ......           0                229,582      5.90       501,335      6.21                0                730,917
                        -----------           ------------             -----------                -----------           ------------
Total ................. $33,126,565           $ 59,864,347             $16,262,266                $15,032,664           $124,285,842
                        ===========           ============             ===========                ===========           ============

Maturities may differ from contractual maturities in collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalties. Yields on tax exempt securities are not calculated on a tax equivalent basis.

(1) Structured  notes with a balance of  $14,638,900  at  December  31, 1995 are
    included  in  U.S.   Treasury  and  other  U.S.   government   agencies  and
    corporations.

II.    INVESTMENT PORTFOLIO

The following table shows the carrying amount of the Company's investment portfolio at December 31, 1994 and 1993.

                                                       1994           1993
                                                       Total           Total
                                                       Amount          Amount
                                                     ----------     -----------
                                                  Available for Sale

Equity securities .......................            $  8,862,134   $          0

U.S. Treasury and
other U.S. govt
agencies and
corporations ............................              65,392,565     62,864,768

Obligations of states
and political
subdivisions ............................               4,692,411     35,342,976

Mortgage backed
securities ..............................               9,917,073              0

Other securities ........................               1,195,121     13,114,884
                                                     ------------   ------------

Total ...................................            $ 90,059,304   $111,322,628
                                                     ============   ============

                                                   Held to Maturity
Obligations of
states and political
subdivisions ............................            $ 26,603,205

Total ...................................            $ 26,603,205

III.LOAN PORTFOLIO

A. The composition of Bancorp's loan portfolio is as follows:

                                                1995          1994          1993          1992           1991
                                             -----------   -----------   -----------   -----------   -----------
Real estate loans:
     Construction ........................   $15,113,573   $19,675,572   $12,391,794   $13,053,544   $12,489,307
     Residential .........................    10,643,190     6,907,000     8,983,865     5,972,420     9,000,964
     Commercial ..........................    34,627,184    28,164,512    24,716,731    17,175,380    16,093,124
                                             -----------   -----------   -----------   -----------   -----------
Total Real Estate Loans ..................    60,383,947    54,747,084    46,092,390    36,201,344    37,583,395
Commercial, financial and industrial loans    24,875,838    17,875,351    16,742,024    18,134,842     9,482,386
Commercial receivables financing .........     2,396,952             0             0             0             0
Loans to individuals .....................     7,340,220     4,156,000     3,447,244     2,824,022     1,895,389
                                             -----------   -----------   -----------   -----------   -----------
                                              94,996,957    76,778,435    66,281,658    57,160,208    48,961,170
Less unearned net loans fees .............       510,170       673,451       574,866       512,693       374,495
                                             -----------   -----------   -----------   -----------   -----------
Total Loans ..............................   $94,486,787   $76,104,984   $65,706,792   $56,647,515   $48,586,675
                                             ===========   ===========   ===========   ===========   ===========

B. Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate - construction loans outstanding as of December 31, 1995 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY

                                One Year    One Through     After
1995                             or Less    Five Years   Five Years     Total
----                           -----------  ------------ ----------  -----------

Commercial, Financial
  and Industrial ...........   $12,092,663  $10,766,502  $2,016,673  $24,875,838

Real Estate - Construction..    15,113,573            0           0   15,113,573
                               -----------  -----------  ----------  -----------
Total ......................   $27,206,236  $10,766,502  $2,016,673  $39,989,411
                               ===========  ===========  ==========  ===========

The maturity of certain loans may vary due to the Bank's rollover policy. The Bank will consider extending the maturity of a loan upon receipt of current financial information and evaluation of the loan performance, the financial performance of the business, and overall economic conditions. Loans with maturities so affected have been revised as appropriate in the above table.

                              INTEREST SENSITIVITY

The following table represents the total amount of commercial, financial and industrial loans and real estate construction loans due after one year which (a) have predetermined interest rates and (b) have floating or adjustable interest rates.

Loans Due After One Year                                                 1995
------------------------                                             -----------

Fixed or Predetermined Rate .............................            $   529,103
Floating or Adjustable Rate .............................             12,254,072
                                                                     -----------
Total ...................................................            $12,783,175
                                                                     ===========
C.   Risk Elements

1. The table below shows the aggregate amount of loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest and loans which are "troubled debt restructurings" as defined in statement of Financial Accounting Standard No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" as of year end for the past five years.

                       Non-Accrual   Past Due 90     Troubled Debt
      December 31        Amount     Days or More     Restructuring
      -----------      -----------  ------------     -------------

         1995          $  765,961    $        0       $        0
         1994                   0         5,000                0
         1993              56,000             0                0
         1992             705,000       525,174                0
         1991           1,474,000       414,000                0

Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid.

The gross interest income that would have been recorded on non-accrual loans for the year ended December 31, 1995 if the loans had been current in accordance with their original terms is $18,691. The amount of interest income on those loans that was included in net income for the year ended December 31, 1995 is $19,099.

2. Potential Problem Loans - As of December 31, 1995 there are no loans outstanding, excluding those identified in Item III.C.1. above, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

3.  Foreign   Outstandings  -  The  Bancorp  did  not  have  any  foreign  loans outstanding for the years ended December 31, 1995, 1994, or 1993.

4. Loan Concentrations - The loan portfolio is concentrated in the Southern Nevada area. Within the portfolio there is a concentration in real estate lending, with commercial real estate lending representing approximately 37% of total loans and construction lending at 16%. All real estate loans are
    secured  with  1st  trust  deeds  with  conservative   loan-to-value  ratios
    supported by current appraisals. Commercial real estate loans are on predominantly owner-occupied properties, or where the owner occupies a significant portion of the property. Land values in the Las Vegas area continue to increase as the population of the area reflects strong growth. Construction loans are primarily for small to medium tracts of SFRs in the $100M-$135M range. Concentrations are reviewed quarterly to control lending on speculative projects. Land loans represent a small portion of real estate lending, are conservatively underwritten, and are often made in connection with project development.

D. Other Interest Bearing Assets

As of December 31, 1995, Bancorp had no other interest bearing assets that would be required to be disclosed under Item III.C.1 or III.C.2, if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. Analysis of the Allowance for Loan Losses

The following table details the amount of loans charged to reserve and the additions to the allowance for loan losses for the past five years.

Each month, the Bank's allowance for loan losses is reviewed to determine the adequacy of reserve balances. All loans whose principal balance is greater than or equal to $10,000 and which are delinquent for 30 days or more for principal or interest are selected for detailed study. The appropriate account officers are notified, and each submits reports of borrowers' financial condition, adequacy of collateral, and recommended reserves. Senior management then reviews and determines the necessary adjustment to the allowance for loan loss.

                                                           1995             1994            1993            1992            1991
                                                        -----------     -----------     -----------     -----------     ------------
Allowance for Loan Losses, January 1 ................   $   726,899     $   649,252     $   524,442     $   452,923     $   770,651
                                                        -----------     -----------     -----------     -----------     ------------
Deduct:
     Loans Charged Off During the Year ..............       (86,409)        (14,684)       (122,860)        (92,595)       (484,042)
     Less Recoveries of Losses Previously Charged-Off        32,130          72,331         117,670          14,114          24,261
                                                        -----------     -----------     -----------     -----------     -----------
     Net Loans Charged-Off ..........................        54,279         (57,647)          5,190          78,481         459,781
                                                        -----------     -----------     -----------     -----------     -----------
Allowance Prior to Additions ........................       672,620         706,899         519,252         374,442         310,870
                                                        -----------     -----------     -----------     -----------     -----------
Additions to Allowance Charged to Operating Expense .       570,000          20,000         130,000         150,000         142,053
                                                        -----------     -----------     -----------     -----------     -----------
Allowance for Loan Losses, December 31 ..............   $ 1,242,620     $   726,899     $   649,252     $   524,442     $   452,923
                                                        ===========     ===========     ===========     ===========     ===========
Ratio of Net Charge-Offs to Average Loans Outstanding          .06%           (.08%)           .01%            .16%            .95%
                                                        ===========     ===========     ===========     ===========     ===========

The schedule below shows the major categories of loan charge-offs and recoveries for the years 1995, 1994, 1993, 1992 and 1991.

NET CHARGE-OFFS                                   1995       1994        1993       1992       1991
                                                --------   --------    --------   --------   --------
Charge-Offs:
     Real estate loans
              Construction ..................   $      0   $      0    $ 28,400   $      0   $      0
              Residential ...................          0          0           0          0          0
              Commercial ....................          0          0           0          0    461,232
     Commercial, financial and industrial ...     64,348     12,049      23,874     90,043     15,833
     Commercial receivables financing .......          0          0           0          0          0
     Loans to individuals ...................     22,061      2,635      70,585      2,552      6,977
                                                --------   --------    --------   --------   --------
     Total ..................................     86,409     14,684     122,860     92,595    484,042
                                                --------   --------    --------   --------   --------
Less Recoveries:
     Real estate loans
              Construction ..................   $      0   $ 28,400    $ 80,000   $      0   $      0
              Residential ...................          0          0           0          0          0
              Commercial ....................          0          0           0      1,753      1,379
         Commercial, financial and industrial     22,545     28,588      27,325     11,300     18,643
     Commercial receivables financing .......          0          0           0          0          0
     Loans to individuals ...................      9,585     15,343      10,345      1,061      4,239
                                                --------   --------    --------   --------   --------
     Total ..................................     32,130     72,331     117,670     14,114     24,261
                                                --------   --------    --------   --------   --------
Net Charge-Offs .............................   $ 54,279   $(57,647)   $  5,190   $ 78,481   $459,781
                                                ========   ========    ========   ========   ========

B. Allocation of the allowance for loan losses

                              1995 REPORTED PERIOD
                                                                   % Of Loans In
Balance at End of                                                  Each Category
Period Applicable to:                                  Amount     To Total Loans
                                                     ----------   --------------
Real estate loans:
     Construction ................................   $  197,695         15.9%
     Residential .................................      139,220         11.2%
     Commercial ..................................      452,944         36.5%
Commercial, financial and industrial loans .......      325,392         26.2%
Commercial receivables financing .................       31,354          2.5%
Loans to individuals .............................       96,015          7.7%
                                                     ----------         -----
Total ............................................   $1,242,620          100%
                                                     ==========         =====

                              1994 REPORTED PERIOD
Real estate loans:
     Construction ................................   $  186,278         25.6%
     Residential .................................       65,392          9.0%
     Commercial ..................................      266,647         36.7%
Commercial, financial and industrial loans .......      169,235         23.3%
Commercial receivables financing .................            0          0.0%
Loans to individuals .............................       39,347          5.4%
                                                     ----------         -----
Total ............................................   $  726,899          100%
                                                     ==========         =====

                              1993 REPORTED PERIOD
Real estate loans:
     Construction ................................   $  121,382         18.7%
     Residential .................................       88,000         13.6%
     Commercial ..................................      242,109         37.3%
Commercial, financial and industrial loans .......      163,994         25.3%
Commercial receivables financing .................            0          0.0%
Loans to individuals .............................       33,767          5.1%
                                                     ----------         -----
Total ............................................   $  649,252          100%
                                                     ==========         =====

                              1992 REPORTED PERIOD
Real estate loans:
     Construction ................................   $  119,766         22.9%
     Residential .................................       54,797         10.4%
     Commercial ..................................      157,583         30.0%
Commercial, financial and industrial loans .......      166,386         31.8%
Commercial receivables financing .................            0          0.0%
Loans to individuals .............................       25,910          4.9%
                                                     ----------         -----
Total ............................................   $  524,442          100%
                                                     ==========         =====


                              1991 REPORTED PERIOD
Real estate loans:
     Construction ................................   $  115,534         25.5%
     Residential .................................       83,265         18.4%
     Commercial ..................................      148,872         32.8%
Commercial, financial and industrial loans .......       87,718         19.4%
Commercial receivables financing .................            0          0.0%
Loans to individuals .............................       17,534          3.9%
                                                     ----------         -----
Total ............................................   $  452,923          100%
                                                     ==========         =====

V. DEPOSITS

A. The table below shows the average daily balance of deposits by type for the years ended December 31, 1995, 1994 and 1993.

                                                        1995 Average    Average
(In Thousands)                                             Balance     Rate Paid
                                                        ------------   ---------

Non-Interest Bearing Demand Deposits ..............        $ 78,531         0%
Interest Bearing Demand Deposits ..................          98,210      3.96%
Time Deposits .....................................          11,618      4.10%
Savings Deposits ..................................          17,709      3.57%
                                                           --------
Total .............................................        $206,068
                                                           ========

                                                                   1994
                                                           ---------------------
                                                           Average      Average
                                                           Balance     Rate Paid
                                                           --------    ---------

Non-Interest Bearing Demand Deposits ..............        $ 76,594          0%
Interest Bearing Demand Deposits ..................          83,469       2.52%
Time Deposits .....................................          10,814       3.06%
Savings Deposits ..................................          18,095       2.77%
                                                           --------
Total .............................................        $188,972
                                                           ========

                                                                  1993
                                                         -----------------------
                                                         Average        Average
                                                         Balance       Rate Paid
                                                         --------      ---------

Non-Interest Bearing Demand Deposits ..............      $ 71,191         0%
Interest Bearing Demand Deposits ..................        69,517        2.43%
Time Deposits .....................................        12,841        3.31%
Savings Deposits ..................................        14,129        2.72%
                                                         --------
Total .............................................      $167,678
                                                         ========

The Bank's customer base is primarily comprised of small-to-mid-sized businesses and professionals. The Bank is precluded by regulation from paying interest on a majority of these business accounts. The Bank does, however, provide services in the form of computer hardware and software, armored transport and other ancillary services to certain depositors. During 1995, services of approximately
$197,553  were  provided for customers  with average  balances of  approximately
$83,327,935. The value of the services represented .23% of the customers' average deposit balances. During 1994, services of approximately $193,568 were provided for customers with average balances of approximately $83,155,178, which represented .23% of the customers' average deposit balance.

B. Not applicable.

C. Not applicable.



D.  Maturities of time  certificates  of deposit of $100,000 or more at December
    31, 1995.

                                                                         1995
Maturity                                                              ----------

3 Months or Less .........................................            $2,564,720
3 to 6 Months ............................................             1,887,958
6 to 12 Months ...........................................               440,767
Over 12 Months ...........................................               461,438
                                                                      ----------
                          Total ..........................            $5,354,883
                                                                      ==========

E.  Not applicable.


VI.    RETURN ON EQUITY AND ASSETS

The table below shows various key ratios including return on equity and return on assets.

                                                          1995     1994    1993
                                                        -------  -------  ------
Return on Assets
(Net Income Divided by Average Total Assets) .........    1.61%    1.48%   1.18%

Return on Equity
(Net Income Divided by Average Equity)................  17.58%   16.83%   14.93%

Dividend Payout Ratio ................................       0%       0%      0%

Equity to Assets Ratio
(Average Equity Divided by Average Total Assets) .....    9.16%    8.81%   7.88%


VII.    SHORT-TERM BORROWINGS

At December 31, 1995, 1994 and 1993, short-term borrowings were in the form of repurchase agreements with a one-day maturity.

                            Weighted-average        Average     Weighted-average
                 Balance     interest rate          balance      interest rate
                Dec. 31.      Dec. 31.             for year        for year
              -----------   -----------------    ------------   ----------------

   1995       $36,748,550      4.16%              $24,217,033          4.20%
   1994       $13,779,992      3.30%              $13,784,883          2.79%
   1993       $18,045,562      2.50%              $10,972,000          2.44%

The maximum amount of total outstanding repurchase agreements at any month-end during the years ended December 31, 1995, 1994 and 1993 is as follows:

                        Month                   Amount
                       --------              -----------

     1995              December              $36,748,550
     1994              August .               19,110,866
     1993              November               19,491,838


ITEM7 - MANAGEMENT  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
        OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The following  discussion and analysis  should be read in  conjunction  with the
consolidated   financial   statements  of  American   Bancorp  of  Nevada.   The
consolidated  financial  statements  include  American  Bancorp  of Nevada  (the
"Company"), and the accounts of its wholly-owned subsidiaries,  American Bank of
Commerce (the "Bank"), AmBank Financial, Inc., and AmBank Mortgage Company.

Liquidity and Liabilities Management

Adequate liquidity and maintenance of an appropriate balance between rate sensitive earning assets and liabilities are the principal functions of asset and liability management of a banking organization. Liquidity management involves the ability to meet the cash flow requirements of customers who are depositors desiring to withdraw funds or borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends. Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and, conversely, its liquidity ratio has been high. At December 31, 1995, the net loan to deposit ratio was approximately 44%. The Bank's primary sources of liquidity are core deposits, its investments portfolio and federal funds sold.

The  liquidity  ratio,  which is  comprised  of  cash,  federal  funds  sold and
unpledged   securities  as  a  percent  of  total  demand  deposits,   stood  at
approximately 57.85% at December 31, 1995. Interest rate sensitivity  management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest  income during  periods of changing  interest  rates.  Effective asset and liability  management  enabled the Bank to maintain  desired levels of liquidity and capital while protecting  against the possible  negative impact of interest rate volatility. The Bank avoids the use of highly sensitive short-term funds such as brokered  deposits and believes  its  deposits  represent  funding sources with safety in respect to both  liquidity and earnings,  and permits the maintenance  of an  appropriate  relationship  between the cost and  maturity of liabilities  and the yield and  maturity  of assets.  Cash flow from  operations continues to remain positive primarily due to favorable interest rate yields and growth in the loan  portfolio.  As loan  growth  continues,  the loan to deposit ratio may rise but there is substantial  room to increase loans without impeding the  liquidity  ratio.  The  increase  in  deposits  and  securities  sold under agreements to repurchase provide the major funding from financing activities. It is anticipated  that these two items will continue their steady  increase as the
Bank opens  additional  branches  and the local  economy  continues  its growth.
Because of  principal  paydowns  from the Bank's  investment  portfolio  and its relative short average  maturity,  the cash flow from  investing  activities was able to assist in funding the loan growth for 1995. Management expects this will continue,  and  favors  the  opportunity  to  reinvest  its funds in the  higher yielding loan portfolio.

Capital Resources

Capital increases will continue to be provided by earnings. Capital growth, exclusive of net unrealized gains/losses on available-for-sale securities, for the year ended December 31, 1995 was 20.28% compared to 23.37% for the same period of 1994. While there are no definite plans to issue additional common stock, shareholders approved a four-for-three stock split during 1995 and 15% stock dividends during both 1994 and 1993. Neither stock splits nor stock dividends have an effect on total capital. Stockholders' equity, exclusive of net unrealized gains/losses on available-for-sale securities, of the Company as a percentage of total assets at December 31, 1995 stood at 9.62%. At year end
1994 and 1993, the ratio was 9.73% and 8.52%, respectively. Riskbased capital guidelines require banks to maintain an underlying capital base of 8.00% of "weighted" assets. At December 31, 1995, the Bank was well above the minimum requirement with a capital base of 16.75% (Tier 1).



In September 1995, the Company began  construction on a two-story  17,000 square foot office  complex  located  adjacent to its  corporate  headquarters  site at
Spring  Mountain  Road and Arville.  The building  offers  approximately  13,000 square feet of class "A" leasable office space.  Parking  facilities at the site were  improved  and  increased  to  facilitate  the new  building.  There are no definite  plans for the  remaining  portion of the lot. In the third  quarter of
1995, the Bank purchased approximately 4.36 acres of land in the industrial area of North Las Vegas for a new branch  location.  The  property  is located at the southeast  corner of Lossee  and  Frehner  Roads and will  accommodate  a branch facility of approximately 5,000 square feet and two drive-up windows. Management anticipates  to open the branch in the third quarter of 1996.  In addition,  the
Bank is exploring the possibility of opening another branch office in 1996. This would make a total of six branches in the Las Vegas Valley area. Construction of these facilities will be funded by cash flows from  operations.  No financing is anticipated.  The  impact  on  capital  is not  significant  to date  and is not expected to impede operations.

Effective  January 1, 1994,  the  Company  adopted  FAS 115 and  classified  its
investment  securities  in  two  categories:   available-for-sale   ("AFS")  and
held-to-maturity  ("HTM").  FAS 115 requires an adjustment to capital reflecting unrealized gains and losses in the AFS portion of the portfolio. On November 15,
1995,  the Financial  Accounting  Standards  Board  ("FASB")  released a Special
Report  entitled "A Guide to  Implementation  of Statement 115 on Accounting for
Certain  Investments in Debt and Equity  Securities." This report provided for a one-time  opportunity  to reclassify  securities  between  held-to-maturity  and available-for-sale  that would not call into  question an  institution's  future intent  to hold  other  securities  to  maturity.  This  one-time  transfer  was authorized  to take place  between  November 15, 1995 and December 31, 1995.  On
November 27, 1995, the Bank elected to transfer all securities classified as HTM to the AFS  category.  This  transfer  does not in any way indicate  that future purchases  may not be placed in the HTM category.  As of December 31, 1995,  the capital  accounts were increased by $284,000,  representing the after tax effect of the AFS portfolio's increase in value.

Asset Growth

American Bancorp experienced an increase in total assets during 1995 of $49,271,378 or 21.67% and in 1994 of $16,956,177 or 8.06%. Stronger loan demand resulted in a $18,381,803 or 24.15% increase in loans in 1995. Accompanying this increase in loans was an increase of $7,623,333 or 6.53% in investment securities. The increase in assets was the result of increases in the deposit base of the Bank of $18,712,606 or 9.71%, coupled with an increase in securities sold under agreement to repurchase of $22,968,558 or 166.68%. It is anticipated that total assets will continue to increase during 1996, as the Southern Nevada economy remains strong and the Bank continues it aggressive business development efforts and branch expansion.

Interest Income

Total interest income for 1995 totaled $19,408,247 as compared to $14,416,296 for 1994. This increase of $4,991,951 or 34.63% followed the 1994 increase over 1993 of $3,117,470 or 27.59%.

The increase in interest income reflects the changes in yields and volume of earning assets when comparing one year to another. Average earning assets increased by approximately $30,260,570 to $221,194,772 and the average yield for those assets increased to 8.77% from 7.55% in 1994. Average earning assets in 1994 were $25,904,394 above 1993's level of $165,029,808. The 1993 yield was
6.85%.  All interest  markets,  on average,  were slightly higher when comparing
1995 to 1994 and 1993. Management anticipates continued growth in earning assets. The individual components comprising total interest income are interest and fees on loans, interest on investment securities and interest on federal funds sold. The yields and related volumes of these components changed individually as follows:

Interest and Fees on Loans: The income generated by the Company's loan portfolio increased $3,256,671 or 39.2% in 1995 from an increase of $2,099,005 or 33.81%
in  1994.  There  was an  increase  in  average  loan  volume  of  approximately
$20,578,519 or 29.79% during 1995, and the yield on the loan portfolio increased to 12.90% in 1995 from 12.02% in 1994. The 1993 yield was 10.15%.

Interest on Investment Securities: Total income from the investment portfolio in 1995 increased $1,536,279 or 25.97 % over 1994. The 1994 increase was $961,589 or 19.41% over 1993.

The average volume of investment securities increased by 6.69% in 1995 following increases  of  18.11%  in 1994  and  45.9%  in 1993.  The tax  equivalent  yield increased to 5.97% in 1995 from 5.49% in 1994.  The yield was 5.42% in 1993. The
1995 yield on the  investment  portfolio  increased as maturing  securities  and
mortgage-backed   principle   paydowns  were   reinvested  in  higher   yielding
instruments. Management attempts to maximize the benefit from tax-free municipal bonds  and will  continue  to do so. It is  anticipated  that any  purchases  of investment securities in 1996 will have short-term maturities with higher yields than those currently maturing.


Interest on Federal Funds Sold: Total interest on federal funds sold increased by $199,001 or 103.48% in 1995 following a $56,876 or 42.0% increase in 1994 and a $10,357 or 7.10% decrease in 1993. There was an increase in average volume of $1,858,917 or 38.13% in 1995 and an increase in 1994 of $62,279 or 1.29%. The yield in 1995 increased to 5.81% from 3.94% in 1994. Average yield for 1993 was 2.83%.

Interest Expense

The major components of interest expense are interest on deposits and interest on securities sold under agreements to repurchase. The average cost of funds increased to 3.96% in 1995 from 2.63% in 1994. The average cost of funds was 2.58% in 1993. The cost of funds and related volumes of these individual components were as follows:

Interest on Deposits:  Total interest on deposits increased $2,058,261 or 70.02%
in 1995. In 1994 interest on deposits increased $438,990 or 17.56% while in 1993 it decreased $177,113 or 6.61% from 1992. The average volume for interest bearing deposits increased $15,158,271 or 13.49% during 1995 following an increase of $15,890,821 in 1994 and an increase of $22,961,412 in 1993. The average rate increased to 3.92% in 1995. The average rate was 2.62% in 1994 and
2.59 % in 1993. The increased expense in 1995 can be attributed to the combination of higher rates and volume.

Interest on Securities Sold Under Agreements to Repurchase: A repurchase agreement is an agreement between the Bank and customer where the Bank sells
U.S. government securities to the customer. On the agreed date, usually the following day, the Bank repurchases the securities at the same price plus interest at a predetermined rate. Interest expense paid during the year increased $633,351 or 164.74%. In 1994 interest expense increased $116,256 or 43.34% and in 1993 it increased $53,882 or 25.14% from 1992. The average volume for this category increased $10,432,150 or 75.68% to $24,217,033 in 1995 from $13,784,883 in 1994. The average volume was $10,971,500 in 1993. Average rates increased to 4.20% in 1995 from 2.79% in 1994. Rates for 1993 averaged 2.45%.
Interest on these accounts are individually negotiated at a rate based on the Bank's average federal funds rate for the month. Average federal funds rates for 1995 were approximately 1.87% higher than in 1994.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 94% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately
$88,818,000 reprices immediately upon a change in the base rate.

Investments: Total investments represent approximately 44.92% of total assets at
December 31, 1995. In administering the investment portfolio, management adheres to the Company's "Investment Portfolio Policy and Guidelines",  "Asset/Liability
Policy" and  "Interest  Rate Risk  Policy".  These  internal  policy  guidelines dictate  the average  life of at least 70% of the  investment  portfolio  mature within three  years.  The actual  average life of the  portfolio at December 31,
1995 was approximately 1.63 years. This strategy of maintaining short maturities
provides   maximum   flexibility  in  managing   fluctuating   interest   rates.
Additionally,  the  majority  of the  investment  portfolio  is of a fixed  rate nature.  This  enables  management  to  provide an  underlying  level of income, irrespective  of changes in  interest  rates.  Diversification  for all areas of investments  is a key element in interest  rate risk.  Management  monitors  the investment  portfolio to ensure that an  appropriate  balance is  maintained  in terms of both maturity and type of investment instrument. Monitoring is aided by the use of a computer program,  specializing in  Asset/Liability  Management and
Interest Rate Risk.


Deposits: Management discourages use of long-term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one-year maturities, with the exception of 18 month IRAs and SEPs. At December
31, 1995, approximately 48% of time deposits had a maturity of three months or less. Due to the large concentration of business accounts, approximately 42% of all deposits at December 31, 1995 are non-interest bearing.

The above factors provide management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Inter-Bank Risk

One result of the Federal Deposit Insurance Corporation  Improvement Act of 1991
(FDICIA) was the publishing of Regulation F by the Federal  Reserve Board.  This
regulation sets standards to limit risks posed by inter-bank exposure.  The rule requires  banks to develop and  implement  internal  policies and  procedures to evaluate and control exposure to the depository  institutions with which they do business,  referred to as correspondents.  The rule also establishes a limit for
overnight  credit  exposure  based  on  the   correspondents'   capital  levels.
Management implemented these procedures during 1993 and will restrict the Bank's overnight  exposure to correspondent  banks that have a minimum of an adequately capitalized rating under the FDICIA guidelines.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to maintain reserves at a level sufficient to cover estimated future loan losses. Management exercises its judgment in establishing loan loss reserves for existing loans which may become uncollectible in the future. The Bank's current allowance for loan losses reflects an ongoing evaluation of the known risks in the loan portfolio and current economic conditions. The allowance for loan losses was $515,721 or 70.95% more at December 31, 1995 than at December 31, 1994. Management made a conscious decision in 1995 to substantially increase the allowance for loan losses in connection with strong loan growth and continued diversification of the loan portfolio. Expenses for the provision of loan losses were $570,000 in 1995 as compared to $20,000 in 1994. At December 31, 1994 the allowance for loan losses was $77,647 or 11.96% more than at December 31, 1993.

Net charged off loans and leases in 1995 were $54,279 compared to ($57,647) in 1994 and $5,190 in 1993. Net loan losses increased $111,926 or 194.16% in 1995 and decreased  $62,837 or 121.07% in 1994 as compared to 1993.  Losses decreased
$73,291  or 93.39%  in 1993.  Net  loans at year end were  $93,244,167  in 1995,
$75,378,085 in 1994, and $65,057,540 in 1993. The allowance for loan losses at year end 1995 was 1.32% and in 1994 was .96% of loans outstanding. The categories within the allocated portion of the allowance was increased from 3 categories (substandard, doubtful, loss) to 5 (accounts receivable factoring, pass credits, substandard, doubtful, loss) during 1995. Additionally, special consideration was given to adequately allocate allowances for the Bank's track-home borrowers. Management believes construction loans for partially pre-sold track homes may have the potential to be less risk tolerant than other types of construction loans. Ongoing evaluation of the loan portfolio and new loan products are determining factors in maintaining the allocated allowance for loan losses. The allocated allowance at December 31, 1995 was $592,000 as compared to $53,000 at December 31, 1994. This increase is the result of the two additional categories which were added to the allocated portion of the allowance during 1995.


At December 31, 1995, approximately $765,961 in loans were accounted for on a nonaccrual basis. The two non-performing loans that comprise the total are expected to be paid off during the first half of 1996 with no losses of principle anticipated. Total non-performing loans represent approximately 62% of the allowance for loan losses at December 31, 1995. No loans were past due 90 days or more and still accruing interest. The Company has no material loans at December 31, 1995 which should be classified as impaired loans in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

The loan portfolio is concentrated in the Southern Nevada area. Of total loan commitments, 52% are in real estate loans, and 67% of real estate loan commitments are comprised of residential construction loans.

Management places greater emphasis on the entry-level and first move-up housing market. Additionally, land loans are conservatively underwritten. Management reviews concentrations in the real estate loan portfolio on a quarterly basis.
Management also performs an analysis of the allowance for loan losses on a quarterly basis and appraisal reviews are performed to support the values at which loans are carried in the portfolio. Risk percentages are assigned to all classified loans to ensure that the reserve is adequate and an excess reserve is provided for any unexpected problems that may arise within the portfolio. The
Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Management feels that the current allowance for loan losses of $1,242,620 is adequate for the Bank to meet all anticipated loan losses.

Non-Interest Income

Total non-interest income increased $239,941 or 20.27% during 1995 compared to a $524,230 or 30.69% decrease during 1994. The main component of the 1994 decrease was loss on sale of securities. During 1995, security losses were minimal, thereby decreasing the loss and increasing the income in the general category.
During 1995, there was an increase in trust operations revenue of $59,644, or 22.61% due to increased assets under management. Other accounts affecting non-interest income were the property rental income account which posted a decrease of $84,039 or 30.54% due to the Bank's use of previously leased office space located in its corporate headquarters. Voucher Control fees declined
$67,019 or 19.92% due to the reduction of construction loans made during the year. Mortgage refinancing waned during the year, reflected in the reduction of fees for the packaging of these loans. One source of non-interest income came from a $121,000 F.D.I.C. insurance premium rebate. The Banking Insurance Fund
(BIF) became fully funded during 1995, and rebates were sent to participating banks.

Non-Interest Expense

Non-interest expenses are comprised of three major categories: salaries, wages and employee benefits, occupancy expenses, and all other expenses. Total non-interest expense increased by $856,470 or 10.82% in 1995 and by $675,887 or 9.34% in 1994. The three components of this category are analyzed as follows:

Salaries, Wages and Employee Benefits: Total salary, wages and employee benefit expense increased $557,187 or 13.96% in 1995 while there was an increase of $521,282 or 15.02% over 1993. Full-time equivalent staff increased from 98 in 1994 to 113 in 1995. To properly service a growing client base, the Bank found it necessary to increase staff during 1995. Positions were added to all areas of the bank as new products and services were introduced and Bank growth continued.
Planning for branch expansion and maintaining trained, qualified staff, mostly supervisor staff, was a determining factor in the start-up of an operations training program.

Salary, wages and employee benefits expenses will increase in 1996 as more employees are added to staff the North Las Vegas branch.

Occupancy Expenses: Occupancy expenses decreased $115,038 or 7.11% during 1995 followed by a decrease of $31,002 or 1.88% in 1994. The decrease in 1995 was a result of the majority of tenant improvements becoming fully depreciated. The decrease in 1994 was a result of the relocation of the Bank's Sahara Office to a new location.

Other Expenses: Total expenses in this category increased $414,321 or 17.99% during 1995 compared to an increase of $185,607 or 8.77% in 1994. The increase resulted primarily from a $295,420 or 131% increase in Directors' compensation.
The majority of this increase is the result of a $242,000 accrual related to the Directors' portion of the 1995 Stock Appreciation Rights Plan. Additionally, there was a 20.26% increase in professional fees due to costs associated with the outsourcing of maintaining the Company's in-house computer system. As of December 1995, this will now be done by staff employees.

Dividend Policy

It has been the policy of the Company to retain all earnings for the purpose of supporting growth rather than pay cash dividends to shareholders. The Board of Directors declared a four-for-three stock split on March 20, 1995 and a 15% and 15% stock dividend on March 21, 1994 and March 15, 1993, respectively.

New Accounting Pronouncements

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of. Statement No.
121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Company's year ending December 31, 1996. Based on management's preliminary analysis, the Company does not anticipate that the adoption of Statement No. 121 will have a material impact on the consolidated financial statements as of the date of adoption.

In October 1995, the FASB issued  Statement No. 123,  Accounting for Stock-Based
Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation transactions to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Statement No. 123 will first be required for the Company's year ending December 31, 1996. Companies that do not elect to change their accounting for stock-based compensation are required to disclose the effect on net income and earnings per share. The Company has decided not to adopt the accounting provisions of this statement.




Item 8. Financial Statements and Supplementary Data


                           AMERICAN BANCORP OF NEVADA


                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 1995
















                                                     CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
----------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Consolidated balance sheets

   Consolidated statements of income

   Consolidated statements of stockholders' equity

   Consolidated statements of cash flows

   Notes to consolidated financial statements
----------------------------------------------------------------------------






















                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
American Bancorp of Nevada
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Bancorp of Nevada and  subsidiaries  as of December  31, 1995 and 1994,  and the related consolidated statements of income,  stockholders' equity, and cash flows for the years then ended.  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion of these
financial  statements  based  on  our  audits.  The  accompanying   consolidated
statements of income, stockholders' equity and cash flows of American Bancorp of
Nevada and  subsidiaries  for the year ended December 31, 1993,  were audited by other  auditors whose report,  dated January 19, 1994,  expressed an unqualified opinion on those statements.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bancorp of Nevada and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   /s/ McGladrey & Pullen, LLP


Las Vegas, Nevada
January 18, 1996




AMERICAN BANCORP OF NEVADA

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994
ASSETS                                                                               1995             1994
---------------------------------------------------------------------------------------------------------------
   Cash and due from banks (Note 2) ............................................$    36,375,727 $    22,215,873
   Federal funds sold ..........................................................      9,500,000            --
                                                                                --------------- ---------------
      Cash and cash equivalents ................................................     45,875,727      22,215,873
   Available-for-sale securities  (Note 3) .....................................    124,285,842      90,059,304
   Held-to-maturity securities  (fair value 1994 $26,146,540) (Note 3) .........           --        26,603,205

   Loans (Note 4) ..............................................................     94,486,787      76,104,984
   Less allowance for loan losses (Note 5) .....................................     (1,242,620)       (726,899)
                                                                                ---------------  --------------
              Net loans ........................................................     93,244,167      75,378,085
   Bank premises and equipment, net (Note 6) ...................................     10,509,791       9,565,564
   Accrued interest receivable .................................................      2,051,124       1,791,645
   Deferred tax assets, net (Note 7) ...........................................        307,500       1,191,300
   Other assets ................................................................        416,477         614,274
                                                                                ---------------  --------------
              Total assets .....................................................$   276,690,628  $  227,419,250
                                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
      Non-interest bearing demand ..............................................$    88,386,803  $   78,165,856
      Interest bearing:
        Checking ...............................................................     94,601,128      85,112,163
        Savings ................................................................     18,431,473      18,112,723
        Time, $100,000 and over ................................................      5,354,883       6,478,200
        Other time .............................................................      4,749,552       4,942,291
                                                                                ---------------  --------------
              Total deposits ...................................................    211,523,839     192,811,233
   Securities sold under agreements to repurchase (Note 3) .....................     36,748,550      13,779,992
   Other liabilities ...........................................................      1,529,316         696,879
                                                                                ---------------  --------------
              Total liabilities ................................................    249,801,705     207,288,104
                                                                                ---------------  --------------
Commitments and Contingencies  (Notes 8, 11 and 13)
Stockholders'  Equity (Notes 3, 9, 10 and 11)
   Common stock, $.05 par value, 5,000,000 shares authorized;
      shares issued: 1995  3,229,877, 1994 2,381,907; shares
      outstanding: 1995 3,213,803, 1994 2,365,658 ..............................        161,494         119,095
   Surplus .....................................................................     20,420,262      20,083,574
   Retained earnings ...........................................................      6,156,314       2,050,480
   Unrealized gain(loss) on available-for-sale securities, net .................        284,000      (1,987,500)
                                                                                ---------------  --------------
                                                                                     27,022,070      20,265,649
   Less treasury stock, at cost 1995 16,074  shares;
      1994 16,249 shares .......................................................       (133,147)       (134,503)
                                                                                ---------------  --------------
              Total stockholders' equity .......................................     26,888,923      20,131,146
                                                                                ---------------  --------------
              Total liabilities and stockholders' equity .......................$   276,690,628  $  227,419,250
                                                                                ===============  ==============

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993


                                                        1995           1994          1993
---------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans ...................  $  11,563,986  $   8,307,315  $  6,208,310
   Interest on securities:
      Taxable ....................................     6,090,622      4,330,032     3,740,511
      Nontaxable .................................     1,362,338      1,586,649     1,214,581
                                                   -------------  -------------  ------------
   Total interest on securities ..................     7,452,960      5,916,681     4,955,092
   Interest on federal funds sold ................       391,301        192,300       135,424
                                                   -------------  -------------  ------------
              Total interest income ..............    19,408,247     14,416,296    11,298,826

Interest expense:
   Interest on deposits ..........................     4,997,620      2,939,359     2,500,369
   Interest on securities sold under
      agreements to repurchase ...................     1,017,803        384,452       268,202
                                                   -------------  -------------  ------------
              Total interest expense .............     6,015,423      3,323,811     2,768,571

              Net interest income ................    13,392,824     11,092,485     8,530,255
Provision for loan losses (Note 5) ...............       570,000         20,000       130,000
                                                   -------------  -------------  ------------
              Net interest income after provision
                for loan losses ..................    12,822,824     11,072,485     8,400,255
                                                   -------------  -------------  ------------
Non-interest income:
   Service charges on deposit accounts ...........       162,916        176,576       277,733
   Gain (loss) on sale of securities, net (Note 3)       (19,922)      (246,245)      349,066
   Other fees ....................................       307,648        312,276       284,674
   Property rental ...............................       191,181        275,220       150,319
   Trust operations ..............................       323,491        263,847       227,557
   Voucher control fees ..........................       269,357        336,376       256,543
   Other operating ...............................       189,252         65,932       162,320
                                                   -------------  -------------  ------------
              Total non-interest income ..........     1,423,923      1,183,982     1,708,212
                                                   -------------  -------------  ------------
Non-interest expense:
   Salaries, wages and employee benefits .........     4,548,705      3,991,518     3,470,236
   Occupancy (Note 8) ............................     1,502,689      1,617,727     1,648,729
   FDIC and state assessments ....................       376,026        419,972       363,252
   Customer service ..............................       193,828        193,568       284,732
   Professional fees .............................       465,193        386,834       344,405
   Advertising and public relations ..............       268,031        253,461       172,667
   Directors' compensation .......................       520,931        225,511       256,231
   Other operating ...............................       893,253        823,595       696,047
                                                   -------------  -------------  ------------
              Total non-interest expense ......... $   8,768,656  $   7,912,186  $  7,236,299
                                                   -------------  -------------  ------------


See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA


CONSOLIDATED STATEMENTS OF INCOME (CONTINUED) Years Ended December 31, 1995, 1994 and 1993

                                                      1995         1994           1993
-------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle .   $   5,478,091 $    4,344,281 $    2,872,168

Income tax expense (Note 7) .................       1,371,000      1,030,000        650,000
                                                ------------- -------------- --------------
              Income before cumulative
                 effect of change in
                 accounting principle .......       4,107,091      3,314,281      2,222,168

Cumulative effect on prior years of change in
   accounting for income taxes (Note 7) .....            --             --           85,000
                                                ------------- -------------- --------------

              Net income ....................   $   4,107,091 $    3,314,281 $    2,307,168
                                                ============= ============== ==============

Income per common and common equivalent
   share

Income before cumulative effect of change
   in accounting principle ..................   $        1.26 $         1.04 $         0.72

Cumulative effect on prior years of change
   in accounting for income taxes ...........             --             --            0.03
                                                ------------- -------------- --------------

              Net income per common and
                 common equivalent share ....   $        1.26 $        1.04  $         0.75
                                                ============= =============  ==============

Weighted average common shares outstanding ..       3,251,972     3,171,132       3,061,191
                                                ============= =============  ==============


See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 1995, 1994 and 1993

                                                                                                 Unrealized
                                                                                                   Gain/
                                                                                                 (Loss) On
                                                 Common Stock                                    Securities
                                                 -------------                                    Available
                                                 Outstanding                         Retained        For      Treasury
                                                    Shares    Amount     Surplus     Earnings     Sale, Net    Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1992 ..................... 1,670,083  $ 84,457  $12,343,182  $3,143,288    $     --  $ (155,011) $15,415,916
Net income ......................................        --        --           --   2,307,168          --          --    2,307,168
15% stock dividend  (Note 9) ....................   251,001    12,550    2,873,961  (2,886,511)         --          --           --
Fractional shares issued in cash ................        --        --           --      (1,296)         --          --       (1,296)
Stock options exercised (Note 11) ...............    34,595     1,729      161,505          --          --          --      163,234
Tax effect of stock option transactions (Note 11)        --        --       15,540          --          --          --       15,540
Sales of treasury stock .........................     2,625        --        9,199          --          --      19,152       28,351
                                                  ----------------------------------------------------------------------------------
Balances, December 31, 1993 ..................... 1,958,304    98,736   15,403,387   2,562,649          --    (135,859)  17,928,913
Net effect of change in accounting method .......        --        --           --          --     374,000          --      374,000
Net income ......................................        --        --           --   3,314,281          --          --    3,314,281
15% stock dividend (Note 9) .....................   294,229    14,711    3,810,266  (3,824,977)         --          --          - -
Fractional shares issued in cash ................        --        --           --      (1,473)         --          --       (1,473)
Stock options exercised (Note 11) ...............   112,950     5,648      696,646          --          --          --      702,294
Tax effect of stock option transactions (Note 11)        --        --      172,400          --          --          --      172,400
Sales of treasury stock .........................       175        --          875          --          --       1,356        2,231
Net change in unrealized loss on
   available-for-sale securities, net (Note 3) ..        --        --           --          --  (2,361,500)         --   (2,361,500)
                                                 -----------------------------------------------------------------------------------
Balances, December 31, 1994 ..................... 2,365,658   119,095   20,083,574   2,050,480  (1,987,500)   (134,503)  20,131,146
Net income ......................................        --        --           --   4,107,091          --          --    4,107,091
Four-for-three stock split (Note 9) .............   791,919    39,596      (39,596)         --          --          --           --
Fractional shares issued in cash ................        --        --           --      (1,257)         --          --       (1,257)
Stock options exercised (Note 11) ...............    56,051     2,803      237,386          --          --          --      240,189
Tax effect of stock option transactions (Note 11)        --        --      137,979          --          --          --      137,979
Sales of treasury stock .........................       175        --          919          --          --       1,356        2,275
Net change in unrealized loss on
      available-for-sale securities, net (Note 3)        --        --           --          --   2,271,500          --    2,271,500
                                                 -----------------------------------------------------------------------------------
Balances, December 31, 1995 ..................... 3,213,803  $161,494  $20,420,262  $6,156,314  $  284,000  $ (133,147) $26,888,923
                                                 ===================================================================================

See  Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED  STATEMENTS OF CASH FLOWS Years Ended  December 31, 1995,  1994 and
1993


                                                          1995            1994           1993
------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Interest and fees on loans .....................  $  11,192,886 $    8,270,136 $    6,200,521
   Interest on securities ..........................     7,144,454      5,490,177      5,196,505
   Interest on federal funds sold ..................       391,301        192,300        135,424
   Other income ....................................     1,443,845      1,430,227      1,324,146
   Interest paid on deposits .......................    (4,969,663)    (2,920,764)    (2,530,812)
   Interest paid on agreements to repurchase .......    (1,017,803)      (384,452)      (268,202)
   Cash paid to suppliers and employees ............    (7,464,901)    (6,908,629)    (6,130,684)
   Income taxes paid ...............................    (1,158,000)      (845,000)      (515,000)
                                                     ------------- -------------- --------------
       Net cash provided by operating activities ....    5,562,119      4,323,995      3,411,898
                                                     ------------- -------------- --------------
Cash Flows From Investing Activities
   Proceeds from maturities and sales of
      available-for-sale securities  (Note 3) ......    50,775,814     59,402,456           --
   Proceeds from maturities of
      held-to-maturity securities ..................    32,483,201     37,978,620           --
   Purchase of available-for-sale securities .......   (62,202,926)   (75,384,827)          --
   Purchase of held-to-maturity securities .........   (25,000,000)   (30,790,986)          --
   Proceeds from maturities and sales of
      securities ...................................          --             --       71,612,949
   Purchase of securities ..........................          --             --      (99,558,774)
   Net increase in loans made to customers .........   (18,272,799)   (10,340,545)    (9,956,543)
   Purchase of bank premises and equipment .........    (1,607,926)    (1,030,359)    (1,332,964)
   Net proceeds from sale of other real estate owned          --             --        1,371,888
                                                      ------------ -------------- --------------
      Net cash used in investing activities ........   (23,824,636)   (20,165,641)   (37,863,444)
                                                      ------------ -------------- --------------
Cash Flows From Financing Activities
   Net increase in deposits ........................    18,712,606     19,147,158     18,754,754
   Net increase (decrease) in federal funds
      purchased and securities sold under
      agreements to repurchase .....................    22,968,558     (4,265,570)    10,657,836
   Proceeds from issuance of common stock ..........       241,207        702,775        191,585
   Other ...........................................          --             --           14,244
                                                      ------------ -------------- --------------
      Net cash provided by financing activities ....    41,922,371     15,584,363     29,618,419
                                                      ------------ -------------- --------------
Net Increase (Decrease) in Cash and Due from
   Banks and Federal Funds Sold ....................    23,659,854       (257,283)    (4,833,127)
Cash and Due from Banks and Federal Funds
   Sold, Beginning of Year .........................    22,215,873     22,473,156     27,306,283
                                                      ------------ -------------- --------------
Cash and Due from Banks and Federal Funds
   Sold, End of Year ...............................  $ 45,875,727 $   22,215,873 $   22,473,156
                                                      ============ ============== ==============

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) Years Ended December 31, 1995, 1994 and 1993

                                                                  1995           1994         1993
-----------------------------------------------------------------------------------------------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:
   Net income ....................................           $    4,107,091 $  3,314,281 $  2,307,168
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization of bank
        premises and equipment ...................                  663,699      708,042      773,232
      Amortization of securities and
        accretion of discounts ...................                 (256,843)     197,111      273,563
      Provision for loan losses ..................                  570,000       20,000      130,000
      Gain on sale of real estate owned ..........                     --           --        (35,000)
      (Gain) loss on sale of securities ..........                   19,922      246,245     (349,066)
      Decrease (increase) in other assets ........                 (374,185)     (34,040)      17,557
      Increase (decrease) in other liabilities ...                  832,435     (127,644)     379,444
      Cumulative effect of change in accounting
        principle ................................                     --           --        (85,000)
                                                             -------------- ------------ ------------
              Net cash provided by operating
                  activities .....................           $    5,562,119 $  4,323,995 $  3,411,898
                                                             ============== ============ ============

Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Conversion of loans to other real estate owned            $         --   $        --   $   705,000

   Stock dividends ...............................           $         --   $  3,824,977  $ 2,886,511

   Held-to-maturity securities transferred to
      available-for-sale .........................           $  25,344,511  $        --   $       --

   Net change in unrealized gain (loss) on
      available-for-sale securities ..............           $   2,271,500  $ (2,361,500) $       --

   Four-for-three stock split ....................           $      39,596  $        --   $       --


See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 1. Nature of Business And Significant accounting Policies

Nature of operations

American Bancorp of Nevada (the "Company") is a bank holding company providing a full range of banking services to commercial and consumer customers through four branches of its subsidiary, American Bank of Commerce (the "Bank"), located in Southern Nevada.

The primary services provided by the Bank include commercial, construction and real estate financing, and business loans to customers who are predominantly small and middle-market businesses. The Bank also grants consumer loans to individuals, offers a full array of depository accounts and provides full trust and estate administration services.

The Company's business is concentrated in Southern Nevada and is subject to the general economic conditions of this area.

A summary of the Company's significant accounting policies follows:

    Use of estimates in the preparation of financial statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of American Bancorp of Nevada and its wholly-owned subsidiaries, American Bank of Commerce, AmBank Mortgage Company and AmBank Financial, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. AmBank Mortgage Company's and AmBank Financial Inc.'s operations have been substantially curtailed since 1986.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Bank, deposits and federal funds purchased are reported net.

The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Held-to-maturity securities

Securities classified as held-to-maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Available-for-sale securities

Securities classified as available-for-sale include all equity securities and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned fees and allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem credits and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life. Commitment fees based upon a percentage of a customer unused line of credit and fees related to standby letters of credit, are recognized over the commitment period.

Bank premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                      Years
                                      -----

  Buildings                             30
  Equipment and furnishings           3 - 7

Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements.

Earnings per common and common equivalent share

Earnings per common and common equivalent share are determined on the basis of the weighted-average number of common shares and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding and earnings per share have been adjusted for all periods presented to reflect the stock dividends and stock split discussed in Note 9. Common stock equivalents represent the dilutive effect of outstanding stock options.

Income taxes

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under Statement No. 109, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company and its  subsidiaries  file a  consolidated  income tax return.  The
provision  for  taxes  on  income  is  based  upon  earnings   reported  in  the
consolidated financial statements.

Advertising costs

Advertising costs are charged to expense as incurred.

Reclassification of certain items

Certain items on the balance sheet as of December 31, 1994 and the statements of income and cash flows for the years ended December 31, 1994 and 1993 were reclassified to be consistent with the classifications adopted for the year ended December 31, 1995.

Fair value of financial instruments

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 1995 or 1994. The estimated fair value amounts for 1995 and 1994 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The information in Note 14 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    Cash and due from banks

    The carrying amounts reported in the consolidated balance sheets for cash and due from banks, approximate their fair values.

    Federal funds sold

    The carrying amounts reported in the consolidated balance sheets for federal funds sold approximate their fair values.

    Securities

    Fair values for securities are based on quoted market prices, dealer quotes, or valuations obtained from securities pricing services offered by various brokers. Fair values of securities with prepayment risk such as CMO's and mortgage-backed securities and securities with little or no active trading market such as certain structured notes and municipal securities do not necessarily represent the actual trade price which could be obtained on any given day for any particular security.

    Loans

    For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. At December 31, 1995 and 1994, variable rate loans comprised approximately 94% and 90% of the loan portfolio, respectively. The fixed rate loans at December 31, 1995 have an average maturity of approximately three years and an average interest rate which approximates market. Management estimates that the fair values of the Company's fixed rate loans approximate their carrying values.

    Accrued interest receivable

    The carrying amounts reported in the consolidated balance sheets for accrued interest receivable approximate their fair values.

    Deposit  liabilities

    Fair values disclosed for demand deposits equal their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable-rate, deposit accounts approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. Early withdrawals of fixed-rate certificate of deposits are not expected to be significant.

    Securities sold under agreements to repurchase

    The fair value of securities sold under agreements to repurchase, all of which mature within one day, is the amount payable on demand at the reporting date.

    Off-balance-sheet instruments

    Fair values for the Company's off-balance-sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Accounting by  Creditors for Impairment of a Loan

On January 1, 1995, the Company  adopted  Financial  Accounting  Standards Board
(FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. There was no material effect on the Company's consolidated financial statements for this change, which generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments

Effective January 1, 1995, the Company adopted FASB Statement No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires the Bank to make disclosures about the purposes of the investment in derivative financial instruments and about how the instruments are reported in financial statements. There was no material effect on the consolidated financial statements relating to this adoption, since the Bank had no material investments in derivative financial instruments.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Company's year ending December 31, 1996. Based on management's preliminary analysis, the Company does not anticipate that the adoption of Statement No. 121 will have a material impact on the consolidated financial statements.

Accounting for Stock-Based Compensation

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation transactions to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Statement No. 123 will first be required for the Company's year ending December 31, 1996. Companies that do not elect to change their accounting for stock-based compensation are required to disclose the effect on net income and earnings per share as if the provisions of Statement No. 123 were applied. The Company has decided not to adopt the accounting provisions of this statement.


Note 2. Restrictions on Cash and Due From Banks

The Company is required to maintain reserve balances in cash or on deposit with Federal Reserve Banks. The total of those balances was approximately $5,126,000 at December 31, 1995.

Note 3. Securities

Carrying amounts and fair values of available-for-sale securities as of December 31, 1995 and 1994 are summarized as follows:

                                                                   1995
                                           ------------------------------------------------------
                                                            Gross         Gross
                                            Amortized     Unrealized   Unrealized        Fair
                                               Cost         Gains        Losses          Value
                                           ------------------------------------------------------
Equity securities .......................  $  9,176,482 $         --   $      --     $  9,176,482
Structured notes ........................    14,939,417         4,673      305,190     14,638,900
Obligations of U. S. Treasury
  and U.S. government agencies ..........    54,458,579       570,312       80,389     54,948,502
Obligations of states and
  political subdivisions ................    25,789,251       177,369       57,362     25,909,258
Collateralized mortgage obligations .....    18,762,190       142,060       22,467     18,881,783
Other securities ........................       728,923         1,994         --          730,917
                                           ------------ -------------  -----------   ------------
                                           $123,854,842 $     896,408  $   465,408   $124,285,842
                                           ============ =============  ===========   ============

Equity securities .......................  $  8,862,134 $         --   $        --   $  8,862,134
Obligations of U. S. Treasury
  and U.S. government agencies ..........    67,900,948        47,201   (2,555,584)    65,392,565
Obligations of states and
  political subdivisions ................     4,961,423        15,578     (284,590)     4,692,411
Mortgage-backed securities ..............    10,145,734        14,058     (242,719)     9,917,073
Other securities ........................     1,200,564           --        (5,443)     1,195,121
                                           ------------ ------------- ------------  -------------
                                           $ 93,070,803        76,837 $ (3,088,336) $  90,059,304
                                           ============ ============= ============  =============

Carrying amount and fair values of held-to-maturity securities as of December 31, 1994 are summarized as follows:

                                                                    1994

                                      ------------------------------------------------------------------
                                                             Gross            Gross
                                           Amortized      Unrealized       Unrealized          Fair
                                             Cost            Gains           Losses            Value
                                      -------------------------------------------------------------------
Obligations of states and
  political subdivisions              $     26,603,205 $       117,788 $      (574,453) $     26,146,540
                                      ==================================================================

The amortized cost and fair value of securities as of December 31, 1995, by contractual maturities, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities, and equity securities, which have no maturity, are listed separately in the maturity summary. In addition, securities with amortized cost of $53,334,426 and fair value of $53,828,808 contain certain call provisions. Given certain interest rate environments some or all of these securities may be called by their issuers prior to the scheduled maturities.

                                                        Amortized       Fair
                                                          Cost          Value
                                                      --------------------------
Due in one year or less ............................  $ 23,858,990  $ 23,950,083
Due after one year through 5 years .................    59,243,898    59,349,437
Due after 5 years through 10 years .................    11,367,747    11,357,888
Due after 10 years .................................     1,445,535     1,570,169
Collateralized mortgage obligations ................    18,762,190    18,881,783
Equity securities ..................................     9,176,482     9,176,482
                                                      ------------  ------------
                                                      $123,854,842  $124,285,842
                                                      ============  ============

Proceeds from sales of available-for-sale securities and the gross gains and losses realized on those sales during the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995         1994         1993
                                          --------------------------------------
Proceeds from sales ....................  $32,483,201  $37,167,658  $19,791,642
                                          -----------  -----------  -----------

Gross realized gains ...................  $    47,561  $   215,120  $   397,786
Gross realized losses ..................      (67,483)    (461,365)     (48,720)
                                          -----------  -----------  -----------
                                          $   (19,922) $  (246,245) $   349,066
                                          ===========  ===========  ===========

Securities with amortized cost of $63,396,639 and $35,133,553 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

On November 27, 1995, the Company reassessed the appropriateness of the classification of all securities in accordance with the issuance of the Financial Accounting Standards Board's Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. As a result, the Company transferred $25,344,511 of securities previously classified as held-to-maturity into available-for-sale securities. The Company did not recognize an unrealized holding gain or loss as a result of the transfer.


Note 4. Loans

The composition of the Company's loan portfolio at December 31 is as follows:

                                                            1995        1994
--------------------------------------------------------------------------------
Real estate loans:
   Construction ....................................    $15,113,573 $ 19,675,572
   Residential .....................................     10,643,190    6,907,000
   Commercial ......................................     34,627,184   28,164,512
                                                        ----------- ------------
                                                         60,383,947   54,747,084
Commercial, financial and industrial loans .........     24,875,838   17,875,351
Commercial receivables financing ...................      2,396,952         --
Loans to individuals ...............................      7,340,220    4,156,000
                                                        ----------- ------------
                                                         94,996,957   76,778,435
Less unearned net loans fees .......................        510,170      673,451
                                                        ----------- ------------
                                                        $94,486,787 $ 76,104,984
                                                        =========== ============

The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company's policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.

The Company's real estate loans are secured by office buildings, land for development, multifamily residential real estate, single family homes and other property substantially all of which is in Southern Nevada. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 70%.

The Company has no material loans at December 31, 1995 which should be classified as impaired loans in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                   Years Ended December 31,
                                             -----------------------------------
                                                 1995       1994        1993
--------------------------------------------------------------------------------
Balance, beginning ......................    $  726,899   $649,252    $524,442
   Provision charged to operating expense       570,000     20,000     130,000
   Recoveries of amounts charged off ....        32,130     72,331     117,670
   Less amounts charged off .............       (86,409)   (14,684)   (122,860)
                                             ----------   --------    --------
Balance, ending .........................    $1,242,620   $726,899    $649,252
                                             ==========   ========    ========

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation and amortization at December 31 are as follows:

                                                             December 31,
                                                     ---------------------------
                                                         1995           1994
--------------------------------------------------------------------------------

Land                                                 $ 2,902,594    $ 2,297,511
Building and improvements                              8,214,022      7,630,022
Equipment and furniture                                2,848,658      2,454,880
                                                     --------------------------
                                                      13,965,274     12,382,413
Less accumulated depreciation and amortization        (3,455,483)    (2,816,849)
                                                     --------------------------
                                                     $10,509,791    $ 9,565,564
                                                     ==========================

Note 7. Federal Income Taxes

As discussed in Note 1, effective January 1, 1993, the Company adopted SFAS 109 on a prospective basis. There was an $85,000 cumulative effect of adopting SFAS 109 on the Company's financial position and results of operations.

The provision for federal income taxes is comprised of the following for the years ended December 31:

                                                1995         1994        1993
                                             -----------------------------------

Current expense ........................     $1,593,600   $  964,000   $ 578,691
Deferred tax (benefit)/charge ..........       (222,600)      66,000      71,309
                                             ----------   ----------   ---------
                                             $1,371,000   $1,030,000   $ 650,000
                                             ==========   ==========   =========

The provision for income taxes differs from the amounts computed by applying the
U. S. federal income tax rate to pretax income for the years ended December 31, 1995, 1994 and 1993 as follows:

                                                          1995         1994        1993
                                                       -----------------------------------
Expected provision for income taxes ................   $1,917,300   $1,520,000  $1,005,000
Tax exempt interest ................................     (476,800)    (527,000)   (325,000)
Disallowed interest expense ........................       47,300       34,000      23,000
Dividends received deduction .......................      (51,000)     (39,000)    (46,000)
Benefit of income taxed at lower rates .............      (41,500)     (28,600)    (29,000)
Other ..............................................      (24,300)      70,600      22,000
                                                       ----------   ----------  ----------
                                                       $1,371,000   $1,030,000  $  650,000
                                                       ==========   ==========  ==========

The temporary differences which created deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:
                                                           1995         1994
                                                       -------------------------
Deferred tax assets:
   Unrealized loss on available-for-sale
        securities                                     $       0     $1,062,800
   Allowance for loan losses ...........                 333,100        139,400
   Deferred loan fees and expenses .....                       0         42,600
   Bank premises and equipment .........                  76,100         51,000
   Accrued expenses ....................                  86,300              0
   Other ...............................                  20,200              0
                                                       ---------     ----------
Total deferred tax assets ..............               $ 515,700     $1,295,800
                                                       ---------     ----------
Deferred tax liabilities:
   Unrealized gain on available-for-sale
       securities                                      $(147,000)   $         0
   Deferred loan fees and expenses .....                 (61,200)             0
   Accrued income and expenses .........                       0       (104,500)
                                                       ---------    -----------
Total deferred tax liabilities .........                (208,200)      (104,500)
                                                       ---------    -----------
Net deferred tax assets ................               $ 307,500    $ 1,191,300
                                                       =========    ===========

Note 8. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 1995 and 1994 is as follows:

                                                           1995         1994
                                                       -------------------------

Commitments to extend credit ..................        $44,851,447   $44,262,223
Standby letters of credit .....................          3,391,044     3,193,226
                                                       -----------   -----------
                                                       $48,242,491   $47,455,449
                                                       ===========   ===========

Commitments to extent credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary.

Lease Commitments

The Company leases certain premises under noncancelable operating leases expiring in various years through 2006. The following is a schedule of future minimum rental payments under these leases:

         1996                                                   $        203,816
         1997                                                            203,816
         1998                                                            203,816
         1999                                                            203,816
         2000                                                            203,816
       Thereafter                                                        741,536
                                                                ----------------
              Total                                             $      1,760,616
                                                                ================

Total rental expense under these leases and month-to-month leases for the years ended December 31, 1995, 1994 and 1993 was $197,894, $253,880 and $268,834,
respectively.


Note 9. Common Stock

On  March  20,  1995,  the  Board  of  Directors  of  the  Company   declared  a
four-for-three stock split on the outstanding shares of common stock of the Company, effective on April 11, 1995 for stockholders of record on April 4, 1995. On March 21, 1994 and March 15, 1993, the Board of Directors of the Company declared 15% stock dividends on the outstanding shares of common stock of the Company, payable on April 12, 1994 and April 6, 1993 to stockholders of record on April 5, 1994 and March 30, 1993, respectively.


Note 10. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                              For Capital       Prompt Corrective
                                                         Actual            Adequacy Purposes    Action Provisions
                                                   -------------------     ------------------   -----------------
                                                     Amount      Ratio       Amount     Ratio     Amount    Ratio
                                                   --------------------------------------------------------------
As of December 31, 1995:
Total Capital (to Risk-Weighted Assets) ........   $26,253,000   17.6%     $11,950,000    8%    $14,937,000   10%
Tier I Capital (to Risk-Weighted Assets) .......   $25,021,000   16.8%     $ 5,975,000    4%    $ 8,962,000    6%
Tier I Capital (to Average Assets) .............   $25,021,000    9.8%      10,207,000    4%    $12,759,000    5%

As of December 31, 1994:
Total Capital (to Risk-Weighted Assets) ........   $22,846,000   18.1%     $10,042,000    8%    $12,553,000   10%
Tier I Capital (to Risk-Weighted Assets) .......   $22,119,000   17.5%     $ 5,021,000    4%    $ 7,532,000    6%
Tier I Capital (to Average Assets) .............   $22,119,000    9.8%       9,013,000    4%    $11,266,000    5%


The Company's capital amounts and ratios are substantially the same as the amounts presented above.

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank's stockholders' equity and allowance for loan losses to be at least 6% of the average of the Bank's total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $12,367,500 and $11,452,000 of the Bank's stockholders' equity was restricted at December 31, 1995 and 1994, respectively.


Note 11.     Stock Options and Stock Appreciation Rights

Stock Options

The Company has granted certain directors, officers and key employees options to purchase shares of the Company's common stock at prices equal to or greater than the fair market value at the date of grant. On April 17, 1995, the Company's shareholders approved the 1995 Stock Option Plan ("1995 Plan"). The 1995 Plan authorized 350,000 shares of common stock to be provided by shares authorized but unissued. Options under the 1995 plan become exercisable in annual installments of 25% of the amount granted per optionee, one year following the date of grant and expire five years after the date of grant. Options granted prior to 1995 become exercisable, in annual installments of 20% of the amount granted per optionee, upon the date of grant. Strike prices of the options range from $3.85 to $13.50 and are based on the fair market value of the Company's common stock at the time the option is granted. When options are exercised, the proceeds and related tax benefits are credited to common stock and capital surplus.

                                                     1995      1994       1993
                                                  ------------------------------

Under option, beginning of year ................   123,900    239,050   271,095
   Granted .....................................   123,750         --    21,750
   Granted due to stock split ..................    36,950         --        --
   Relinquished ................................    (4,967)    (2,200)  (19,200)
   Exercised ...................................   (56,051)  (112,950)  (34,595)
                                                  --------  ---------  --------
Under option, end of year ......................   223,582    123,900   239,050
                                                  ========  =========  ========

Options exercisable, end of year ...............    75,780     86,850   175,250
Available to grant, end of year ................   232,000      1,750    10,950
Average price under option, end of year ........  $   9.98  $    5.19  $   4.93
Average price of options granted, during the
     year ......................................  $  13.37  $      --  $   8.14

Stock Appreciation Rights

On January 23, 1995, the Company's Board of Directors approved the 1995 Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan authorized 350,000 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Each right gives the grantee the right to receive cash payment from the Company equal to the excess of (a) the fair market value of a share of the Company's common stock at a date, as determined by the SAR Plan, approximating the date such right is exercised over (b) the fair market value of a share of the Company's common stock on the date of grant. Grantees may exercise their rights at any time between the time a right vests and five years following the date of grant. Rights granted under the SAR Plan vest in annual installments of 25% beginning one year following the date of grant. 129,333 rights were granted during the year ended December 31, 1995 at an average price of $11.48 per right and are outstanding at December 31, 1995. No rights are exercisable at December 31, 1995. Changes in the market price of the Company's common stock are reflected as a ratable charge to earnings for each period in which the rights are outstanding.

Note 12.      Trust Department

Assets with a recorded value of $65,557,444 and $45,818,894 were held in trust for others at December 31, 1995 and 1994, respectively. These assets and the offsetting liability amounts are not recorded on the consolidated financial statements.

Note 13.       Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Each participant is able to defer a maximum of 15% of their annual compensation subject to Internal Revenue Code maximums. The Company contributes an amount equal to 100% of each employee's contribution up to the first 3%, and 50% for contributions over 3% but no more than 6% of the employee's annual compensation. Additionally, the Company may elect to contribute a discretionary amount each year, but no election was made during 1995, 1994 or 1993. The Company's total contribution for 1995, 1994 and 1993 was $93,496, $110,279 and $96,253, respectively.

Note 14.     Fair Value of Financial Instruments

The fair values of the Company's financial instruments at December 31, are as follows:


                                                                1995                           1994
                                                    ---------------------------    ---------------------------
                                                      Carrying         Fair          Carrying         Fair
                                                       Amount          Value          Amount          Value
                                                    ----------------------------------------------------------
Financial assets:
   Cash and due from banks ....................     $ 36,375,727   $ 36,375,727    $ 22,215,873   $ 22,215,873
   Federal funds sold .........................        9,500,000      9,500,000              --             --
   Available-for-sale securities ..............      124,285,842    124,285,842      90,059,304     90,059,304
   Held-to-maturity securities ................               --             --      26,603,205     26,146,540
   Loans, net .................................       93,244,167     93,244,167      75,378,085     75,378,085
   Accrued interest receivable ................        2,051,124      2,051,124       1,791,645      1,791,645
                                                    ------------   ------------    ------------   ------------
                                                    $265,456,860   $265,456,860    $216,048,112   $215,591,447
                                                    ============   ============    ============   ============

Financial liabilities:
   Deposits ...................................     $211,523,839   $211,523,839    $192,811,233   $192,811,233
   Securities sold under
      agreements to repurchase ................       36,748,550     36,748,550      13,779,992     13,779,992
                                                    ------------   ------------    ------------   ------------
                                                    $248,272,389   $248,272,389    $206,591,225   $206,591,225
                                                    ------------   ------------    ------------   ------------
Unrecognized financial
      instruments:
   Commitments to extend credit ...............     $        --    $    370,046    $         --   $    418,640
   Standby letters of credit ..................              --          34,486              --         32,571
                                                    -----------    ------------    ------------   ------------
                                                    $        --    $    404,532    $         --   $    451,211
                                                    ===========    ============    ============   ============


Note 15.     Condensed Financial Information

Condensed financial information of the Company (parent only) is provided below:

American Bancorp of Nevada (parent only)
Condensed Statements of Financial Condition
December 31, 1995 and 1994



Assets                                                                             1995             1994
--------------------------------------------------------------------------------------------------------------
Cash                                                                        $        889,160 $        827,846
Due from American Bank of Commerce                                                   187,940         -
Investment in American Bank of Commerce                                           25,305,331       18,571,502
Investment in other subsidiaries                                                     586,107          562,409
Income tax refund claim                                                              206,977          172,400
Deferred tax asset                                                                   126,002           15,540
                                                                            ---------------------------------
              Total assets                                                  $     27,301,517 $     20,149,697
                                                                            ================ ================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------

Liabilities - Accrued and other liabilities                                 $        412,594 $         18,551
                                                                            ---------------------------------
Stockholders' Equity
   Common stock                                                                      161,494          119,095
   Surplus                                                                        20,420,262       20,083,574
   Retained earnings                                                               6,156,314        2,050,480
   Unrealized gain (loss) on available-for-sale securities, net                      284,000       (1,987,500)
                                                                            ---------------------------------
                                                                                  27,022,070       20,265,649
Less  treasury stock, at cost                                                       (133,147)        (134,503)
                                                                            ---------------------------------
Total stockholders' equity                                                        26,888,923       20,131,146
                                                                            ---------------------------------
              Total liabilities and stockholders'
                 equity                                                     $     27,301,517 $     20,149,697
                                                                            =================================


American Bancorp of Nevada (parent only)
Condensed  Income Statements
Years Ended December 31, 1995, 1994 and 1993

                                                       1995        1994        1993
--------------------------------------------------------------------------------------

Expenses .......................................   $  573,935  $  160,497  $   139,003
                                                   ----------  ----------  -----------

Loss before equity in undistributed earnings of
   subsidiaries ................................     (573,935)   (160,497)    (139,003)

Equity in undistributed earnings of subsidiaries    4,486,026   3,474,778    2,446,171
                                                   ----------  ----------   ----------

Net income before tax ..........................    3,912,091   3,314,281    2,307,168
Income tax benefit .............................      195,000          --           --
                                                   ----------  ----------   ----------

Net income .....................................   $4,107,091  $3,314,281   $2,307,168
                                                   ==========  ==========   ==========



American Bancorp of Nevada (parent only) Statements of Cash Flows Years Ended December 31, 1995, 1994 and 1993

                                                           1995          1994           1993
-----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Other non-interest expense .....................    $ (573,935)   $  (160,497)   $  (139,003)
   Income tax benefit .............................       195,000           --               --
   (Increase) decrease in other assets ............      (145,039)      (187,940)           506
   (Increase) in due from American Bank
      of Commerce .................................      (187,940)          --               --
   Increase (decrease) in accrued liabilities .....       394,042          4,682        (11,139)
                                                       ----------    -----------    -----------
              Net cash used in operating activities      (317,872)      (343,755)      (149,636)
                                                       ----------    -----------    -----------
Cash Flows From Financing Activities
   Proceeds from sales of treasury stock ..........         2,275          2,231         28,351
   Proceeds from issuance of common stock .........       240,189        702,294        163,234
   Fractional shares issued in cash ...............        (1,257)        (1,473)        (1,296)
   Stock option tax credit ........................       137,979        172,400         15,540
                                                       ----------    -----------    -----------
              Net cash provided by
                  financing activities ............       379,186        875,452        205,829
                                                       ----------    -----------    -----------
              Net increase in cash ................        61,314        531,697         56,193
Cash, Beginning of Year ...........................       827,846        296,149        239,956
                                                       ----------    -----------    -----------
Cash, End of Year .................................    $  889,160    $   827,846    $   296,149
                                                       ==========    ===========    ===========
Reconciliation of Net Income to Net Cash
   Used In Operating Activities:
   Net income .....................................    $4,107,091    $ 3,314,281    $ 2,307,168
   Earnings from subsidiaries .....................    (4,486,026)    (3,474,778)    (2,446,171)
   (Increase) decrease in other assets ............      (145,039)      (187,940)           506
   Increase (decrease ) in other liabilities ......       394,042          4,682        (11,139)
   (Increase) in due from American Bank of Commerce      (187,940)          --               --
                                                       ----------    -----------    -----------
              Net cash used in operating activities    $ (317,872)   $  (343,755)   $  (149,636)
                                                       ==========    ===========    ===========
Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Stock dividends issued .........................    $       --    $ 3,824,977    $ 2,886,511
                                                       ==========    ===========    ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to Regulation S-K, 229.304, Item 304(a) (1)(I), American Bancorp of Nevada's (hereinafter referred to as "Company") independent accountant Deloitte & Touche was dismissed as of March 30, 1994 and replaced with McGladrey & Pullen LLP, Certified Public Accountants.

None of the principal accountant's reports on the financial statements for either of the two most recent fiscal years preceding the dismissal contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was recommended and approved by the Audit Committee of the Board of Directors of the Company.

During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with this report.

On or about March 18, 1994, the Company solicited proposals from other independent certified public accountants. The purpose in seeking proposals was, amongst other objectives, to locate a firm that had national name recognition. The Company engaged McGladrey & Pullen, LLP on September 21, 1994.

During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging that accountant, the registrant has not consulted the newly engaged accountant regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of disagreement or a reportable event.


PART III

ITEM 10-13

The information called for by Items 10 through 13 of Part III is incorporated by reference herein from the Bancorp's Proxy Statement for Annual Meeting of Shareholders.


PART IV

ITEM 14-      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. 1. Financial Statements

   See Part II, Item 8 for the index to Consolidated Financial Statements.

2. Financial Statement Schedules

   All schedules are omitted for the reason that they are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

   (3) Articles of Incorporation are incorporated by reference to Exhibit 5 of the Registrant's Registration

   Statement  on  Form  S-14  (File  No.  2-76974).   Registrant's   Bylaws  are
   incorporated by reference to Exhibit 6 of Registrant's Registration Statement on Form S-14 (File No. 2-76974).

   (4) Instruments defining the rights of security holders.

   Inapplicable.

   (9) Voting Trust Agreement.

   Inapplicable.

   (10) Material Contracts.

   Inapplicable.

   (12) Statement re-computation of ratios.

   Inapplicable.

   (18) Letter re-change in accounting principles.

   Inapplicable.

   (21) Subsidiaries of the Registrant.

   The subsidiaries of Bancorp are as follows:

      a. American Bank of Commerce, a Nevada Corporation
      b. AmBank Financial, Inc., a Nevada Corporation
      c. AmBank Mortgage Company, a Nevada Corporation

   (22) Published report regarding matters submitted to vote of security holders.

   Inapplicable.

   (23) Independent Auditors' Consent.

      23 - 1 Consent of McGladrey & Pullen, LLP
      23 - 2 Consent of Deloitte & Touche, LLP

   (27) Financial Data Schedule

   B. Reports on Form 8-K

   During the last quarter of Fiscal Year 1995, the following reports on Form 8-K were filed:

   None.

   c. Exhibits

   See Item A.3 above.

                                POWER OF ATTORNEY

American Bancorp of Nevada, and each of the undersigned, do hereby constitute and appoint James V. Bradham, Robert E. Olson, and Patricia L. Kirkwood, and each of them individually, as attorney-in-fact, to act as its or their true and lawful attorneys to execute on behalf of American Bancorp of Nevada and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 18, 1996                     AMERICAN BANCORP OF NEVADA (Registrant)



                                        By: /s/ James V. Bradham
                                           -------------------------------------
                                           James V. Bradham
                                           President and Chief Executive Officer



                                        By: /s/ Robert E. Olson
                                           -------------------------------------
                                           Robert E. Olson
                                           Executive Vice President and
                                           Chief Financial Officer



                                        By: /s/ Patricia L. Kirkwood
                                           -------------------------------------
                                           Patricia L. Kirkwood
                                           Executive Vice President and Cashier

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the dates indicated:

Signature and Title                                         Date


/s/ Claudine Williams                                  March 18, 1996
---------------------------------
Claudine Williams
Director, Chairman of the Board


/s/ Keith Ashworth                                     March 18, 1996
---------------------------------
Keith Ashworth
Director, Vice Chairman


/s/ James V. Bradham                                   March 18, 1996
---------------------------------
James V. Bradham
Director, and President


/s/ Edward D. Smith                                    March 18, 1996
---------------------------------
Edward D. Smith
Director, Corporate Secretary


/s/ Vern J. Christensen                                March 18, 1996
---------------------------------
Vern J. Christensen
Director


/s/ Elias F. Ghanem                                    March 18, 1996
---------------------------------
Elias F. Ghanem, M.D.
Director


/s/ Nasser F. Ghanem                                   March 18, 1996
---------------------------------
Nasser F. Ghanem
Director


/s/ Joel A. Laub                                       March 18, 1996
---------------------------------
Joel A. Laub
Director


/s/ Betty Lou Lehman                                   March 18, 1996
---------------------------------
Betty Lou Lehman
Director


/s/ Darrell A. Luery                                   March 18, 1996
---------------------------------
Darrell A. Luery
Director