Form 10-Q
period 1996-03-31
AMERICAN BANCORP OF NEVADA
filed 1996-05-07
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number 0-18127

                           AMERICAN BANCORP OF NEVADA
             (Exact name of registrant as specified in its charter)

           Nevada                                        94-2792608
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4425 Spring Mountain Road, Las Vegas, Nevada                   89102
- --------------------------------------------                  ---------
(Address of principal executive offices)                      (Zip Code)

                                 (702) 362-7222
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

Common stock, $.05 par value                                      3,219,552
- ----------------------------                                --------------------
          Class                                                Number of Shares

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE NO.
- --------------------------------------------------------------------------------

Condensed Consolidated Statements of Income
     Three Months ended March 31, 1996 and 1995

Condensed Consolidated Statements of Condition
     March 31, 1996 and December 31, 1995

Condensed Consolidated Statements of Cash Flows
     Three Months ended March 31, 1996 and 1995

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
     Condition and Results of Operations


PART II - OTHER INFORMATION

Signatures

PART I - FINANCIAL INFORMATION

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            THREE MONTHS ENDED MARCH
                                31, 1996 AND 1995
              (Dollars in thousands except for earnings per share)
                                   (Unaudited)

                                                                   For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                   1996     1995
                                                                  ---------------

INTEREST INCOME
     Interest and Fees on Loans ...............................   $2,761   $2,618
     Interest on Investment Securities ........................    1,898    1,661
     Interest on Federal Funds Sold ...........................      115       86
                                                                  ---------------

     Total Interest Income ....................................    4,774    4,365
                                                                  ---------------

INTEREST EXPENSE
     Interest on Deposits .....................................    1,088    1,088
     Interest on Securities Sold Under Agreements to Repurchase      357      168
                                                                  ---------------

     Total Interest Expense ...................................    1,445    1,256
                                                                  ------   ------
NET INTEREST INCOME ...........................................    3,329    3,109

     Provision for Loan Losses ................................        0       95
                                                                  ---------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES ..........................................    3,329    3,014

TOTAL NON-INTEREST INCOME: ....................................      532      346

TOTAL NON-INTEREST EXPENSE: ...................................    2,162    2,048
                                                                  ---------------

INCOME BEFORE TAXES ...........................................    1,699    1,312

PROVISION FOR INCOME TAXES ....................................      477      373
                                                                  ---------------

NET INCOME ....................................................   $1,222   $  939
                                                                  ===============

NET INCOME PER SHARE ..........................................   $  .32   $  .25
                                                                  ===============


The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Dollars in Thousands)


                                                     March 31,     December 31,
                                                        1996            1995
                                                     --------------------------
                                                    (Unaudited)
ASSETS

Cash and Due From Banks ......................       $  31,537        $  36,376
Federal Funds Sold ...........................           7,000            9,500
Money Market Accounts ........................           8,193            3,697
                                                     --------------------------
     Total Cash and Cash Equivalents .........          46,730           49,573
                                                     ---------------------------

Available-for-sale securities ................         117,899          120,589
Net Loans ....................................          97,726           93,244
Premises and Fixed Assets, Net ...............          11,033           10,510
Other Assets .................................           3,754            2,775
                                                     --------------------------

TOTAL ASSETS .................................       $ 277,142        $ 276,691
                                                     ==========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .....................................       $ 216,166        $ 211,524
Securities Sold Under
     Agreements to Repurchase ................          31,570           36,749
Other Liabilities ............................           1,618            1,529
                                                     --------------------------

TOTAL LIABILITIES ............................         249,354          249,802
                                                     --------------------------

STOCKHOLDERS' EQUITY

Unrealized Gain (Loss) on
     available-for-sale securities ...........             (96)             284
Common Stock .................................             162              162
Surplus ......................................          20,454           20,420
Retained Earnings ............................           7,379            6,156
Less Treasury Stock ..........................            (111)            (133)
                                                     --------------------------

Total Stockholders' Equity ...................          27,788           26,889
                                                     --------------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ....................       $ 277,142        $ 276,691
                                                     ==========================

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  For the Three
                                                                  Months Ended
                                                                    March 31,
                                                               --------------------
                                                                 1996         1995
                                                               --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received ..........................................   $  4,769    $  4,107
Other income ...............................................        326         346
Interest paid ..............................................     (1,435)     (1,236)
Cash paid to suppliers and employees .......................     (2,097)     (1,799)
Income taxes paid ..........................................       (242)          0
                                                               --------------------

Net cash provided by operating activities ..................      1,321       1,418
                                                               --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities      29,901      15,781
Purchase of investment securities ..........................    (27,597)    (12,786)
Net increase in loans made to customers ....................     (5,292)    (10,565)
Capital expenditures .......................................       (696)         44

Net cash used in investing activities ......................     (3,684)     (7,526)
                                                               --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ...................................      4,642      11,458
Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase ....     (5,179)      7,674
Other ......................................................         57          65
                                                               --------------------

Net cash provided by (used in) financing activities ........       (480)     19,197
                                                               --------------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ......................................     (2,843)     13,089

CASH AND CASH EQUIVALENTS
     AT JANUARY 1 ..........................................     49,573      22,216
                                                               --------------------

CASH AND CASH EQUIVALENTS
     AT MARCH 31 ...........................................   $ 46,730    $ 35,305
                                                               ====================
RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .................................................   $  1,222    $    939
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment        173         163
     Amortization of investment security premiums and
         accretion of discounts ............................         17         (71)
     Provision for loan losses .............................          0          95
     Deferred loan fees ....................................         45         (83)
     Loss (gain) on sale of investment securities ..........       (207)         17
     Increase in other assets ..............................        (17)       (225)
     Increase in other liabilities .........................         88         583
                                                               --------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..................   $  1,321    $  1,418
                                                               ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

Issuance of Common Stock for Stock Dividend ................   $     24    $      0
                                                               ====================

Conversion of Loans to Other Real Estate Owned .............   $    766    $      0
                                                               ====================

Issuance of Common Stock For Stock Split ...................   $      0    $     40
                                                               ====================

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE A - PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the parent holding company, American Bancorp of Nevada, ("Company"), and its wholly owned subsidiaries, American Bank of Commerce ("Bank"), AmBank Mortgage Company ("Mortgage Company") and AmBank Financial Company ("Finance Company"). Material intercompany balances and transactions have been eliminated.

NOTE B - BASIS OF PRESENTATION

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

         Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,772,406 and 3,701,330 for March 31, 1996 and 1995, respectively.

         The weighted average number of common shares, common shares outstanding and the earnings per share have been adjusted to reflect a 15% stock dividend declared on March 18, 1996 to shareholders of record on April 2, 1996.

NOTE D - ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. There was no material effect on the consolidated financial statements relating to this adoption.

         Effective January 1, 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation transactions to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation are required to disclose the effect on net income and earnings per share as if the accounting provisions of Statement No. 123 were applied. The Company has decided not to adopt the accounting provisions of this statement.

ITEM II

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period in the accompanying condensed consolidated financial statements.

For the Three Months Ended March 31, 1996

Asset Growth

Total assets increased $451,000 or .16% during the first three months of 1996. The primary element of this growth was a $4,482,000 or 4.81% increase in net loans. Additionally, premises and equipment and other assets increased $1,502,000 or 11.31% during the first three months of 1996. These increases were offset by decreases in available-for-sale securities of $2,690,000 or 2.23% and in cash and cash equivalents of $2,843,000 or 5.73%. Deposits increased $4,642,000 or 2.19% during the first three months of 1996 while securities sold under agreements to repurchase decreased $5,179,000 or 14.09%. The Company's loan base continues to increase as a result of the Bank's business development efforts, successful operation, increased recognition throughout the business community and the overall strength of the Las Vegas economy.

Interest Income

Total interest income increased $409,000 or 9.37%, in the first quarter of 1996 as compared to the first quarter of 1995. It is anticipated that interest income will continue to increase due to the growth in the Company's investment and loan portfolios.

Interest and Fees on Loans: Interest and fee income increased $143,000 or 5.46%, during the first quarter of 1996 as compared to the same period of 1995. There was an increase in the average loan volume of $11,059,000 to $92,192,000. The yield decreased from 12.91% on 1995 to 11.98% in 1996, a net decrease of .93%. The interest differential resulting from the volume and rate variance is $357,000 and ($214,000), respectively.

Interest on Investment Securities: The Company continues to invest its excess funds in interest bearing securities. Interest on securities increased $237,000 or 14.27%, in the first quarter of 1996 as compared to the same period in 1995. This was the result of an increase of $16,114,000 in average volume of investments to $129,879,000 and an increase in yield from 5.84% to 5.85%. The tax-equivalent yield increased from 6.14% to 6.15%. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. At this time, the relative flatness of the yield curve does not warrant increased risk or extending the overall maturity of the portfolio. Management continually monitors these and other factors when evaluating investment strategies and asset liability management.

Interest on Federal Funds Sold: Interest earned on federal funds sold increased $29,000 or 33.72%, during the first three months of 1996 as compared to the first three months of 1995. This increase is primarily attributable to an increase in the average balance of $2,764,000 to $8,783,000. The average yield decreased from 5.72% to 5.24%. Management's goal is to maintain a level of Federal Funds that will enable the Bank to fund increases in loan demand and to meet depositors' needs.

Interest Expense

Total interest expense increased $189,000 or 15.05%, during the first three months of 1996 as compared to the first three months of 1995. Interest on deposits did not fluctuate significantly from the first three months of 1995. Interest on securities sold under agreements to repurchase increased $189,000 or 112.5% as the average volume increased $21,033,000 to $37,876,000 offset by a decrease in the average interest rate from 3.99% to 3.77%. Management believes that the average volume of deposits will increase during 1996.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans:  Approximately  93%  of  the  Bank's  loan  portfolio  is  written  on an
adjustable  basis  that  floats  with  the  prime  rate.   Thus,   approximately
$92,000,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, the average life of the portfolio is approximately 1.98 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo short term Certificates of Deposit market. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. At March 31, 1996, approximately 54% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 44.4% of total deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Loans

The composition of the Company's loan portfolio is as follows:

                                                   March 31  December 31
                                                    1996       1995
                                                  ----------------------
Real Estate Loans:
         Construction .........................    $16,894    $15,114
         Residential ..........................      4,456     10,643
                                                   ------------------
         Commercial ...........................     39,924     34,627
                                                   ------------------
Total Real Estate Loans .......................     61,274     60,384

Commercial, financial and industrial loans ....     29,041     24,876
Commercial receivables financing ..............      2,521      2,397
Loans to individuals ..........................      6,689      7,340
Less unearned net loan fees ...................        555        510
                                                   ------------------

Total Loans ...................................    $98,970    $94,487
                                                   ==================

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate - construction loans outstanding as of March 31, 1996 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY

                                    One Year  One Through    After
                                     or Less   Five Years  Five Years     Total
                                    --------------------------------------------

Commercial, Financial
     and Industrial ............     $14,117     $12,569     $ 2,355     $29,041

Real Estate-Construction .......      16,894           0           0      16,894
                                     -------------------------------------------

Total ..........................     $31,011     $12,569     $ 2,355     $45,935
                                     ===========================================

The maturity of certain loans may vary due to the Bank's rollover policy. The Bank will consider extending the maturity of a loan upon receipt of current financial information and evaluation of the loan performance, the financial performance of the business, and overall economic conditions. Loans with maturities so affected have been revised as appropriate in the above table.


                              INTEREST SENSITIVITY

The following table represents the total amount of commercial, financial and industrial loans and real estate-construction loans due after one year which (a) have predetermined interest rates and (b) have floating or adjustable interest rates.

Loans Due After One Year                             1996
- ------------------------                           -------

Fixed or Predetermined Rate ..........             $   617
Floating or Adjustable Rate ..........              14,307
                                                   -------

Total ................................             $14,924
                                                   =======

Provision for Loan Losses

There was no provision for loan losses made during the first quarter of 1996 as compared to $95,000 during the first quarter of 1995. The allowance for loan losses stands at 1.26% of total loans at March 31, 1996 as compared to .94% at March 31, 1995. Management believes the current allowance is adequate and no further provision was necessary during the current quarter.

Net charged off loans and leases were approximately ($1,000) and $6,000 for the quarters ended March 31, 1996 and 1995 respectively.

At March 31, 1996, one loan totaling approximately $41,000 was accounted for on a non-accrual basis. Additionally, one loan totaling approximately $245,000 was contractually past due 90 days or more as to principal or interest. No loans were accounted for as "troubled debt restructurings" as defined in SFAS No. 15. Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid.

The Company had approximately $766,000 in other real estate owned ("REO") at March 31, 1996 which was acquired through foreclosure. The original loan was made for the purpose of construction of four single family residences for resale. The units were approximately 90-95% complete at the time of foreclosure. The Company has contracted to complete construction prior to listing them for resale on the retail market. Appraisal values are approximately $260,000 per unit representing a loan-to-value ratio of approximately 73%. Due to the favorable location of the units, and the current strong market for homes in this price range, the Company fully expects to recover the remaining principal balance as well as the foreclosure and post-foreclosure expenses.

The Company has no loans at March 31, 1996, which should be classified as impaired loans in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

As of March 31, 1996, there are no loans outstanding, excluding those identified above, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

Management reviews portfolio concentration levels on a regular basis and appraisal reviews are performed to support the values at which loans are carried in the portfolio. Construction lending is generally focused on entry level and first move-up homes. Lending for larger, speculative homes is tightly limited to financially sound borrowers. Commercial real estate lending is generally limited to owner-occupied properties. Management reviews the loan loss analysis on a quarterly basis. A percentage of the allowance is allocated to pass credits, substandard, doubtful, loss and accounts receivable factoring. Management believes the current allowance of $1,244,000 is adequate and there is sufficient unallocated allowance to handle unexpected problems within the portfolio.

The table below details changes in the allowance for loan losses:

                                                        Quarter Ended March 31,
                                                          1996          1995
                                                        ------------------------

Balance, beginning .................................    $1,243,000    $  727,000
         Provision charged to operating expense ....             0        95,000
         Recoveries of amounts charged off .........         1,000         4,000
         Less amounts charged off ..................             0        10,000
                                                        ------------------------
Balance, ending ....................................    $1,244,000    $  816,000
                                                        ========================

The schedule below shows the major categories of loan charge-offs and recoveries for the quarters ended March 31, 1996 and 1995:

NET CHARGE-OFFS                                            1996            1995
- ---------------                                           ----------------------
Charge-Offs:
     Real estate loans
         Construction .............................       $     0        $     0
         Residential ..............................             0              0
         Commercial ...............................             0              0
     Commercial, financial and industrial .........             0         10,000
     Commercial receivables financing .............             0              0
     Loans to individuals .........................             0              0
                                                          ----------------------
     Total ........................................             0         10,000
                                                           ---------------------
Less Recoveries:
     Real estate loans
         Construction .............................       $     0        $     0
         Residential ..............................             0              0
         Commercial ...............................             0              0
     Commercial, financial and industrial .........         1,000          2,000
     Commercial receivables financing .............             0              0
     Loans to individuals .........................             0          2,000
                                                          ----------------------
     Total ........................................         1,000          4,000
                                                          ----------------------

Net Charge-Offs ...................................       ($1,000)       $ 6,000
                                                          ======================

The table below details the allocation by loan type of the allowance for loan losses at March 31, 1996:

                                                        Amount        Percentage
                                                     ---------------------------
Real estate loans
     Construction ...............................    $  200,000           16.08%
     Residential ................................       139,000           11.17%
     Commercial .................................       453,000           36.41%
Commercial, financial and industrial ............       325,000           26.13%
Commercial receivables financing ................        31,000            2.49%
Loans to individuals ............................        96,000            7.72%
                                                     ---------------------------
Total ...........................................    $1,244,000          100.00%
                                                     ===========================

Non-Interest Income

Total non-interest income for the first three months is 1996 increased $186,000 or 53.76%, over the same period of 1995. This increase is primarily due to a gain recognized on the sale of available-for-sale securities.

Non-Interest Expense

Total non-interest expense increased $114,000 or 5.57%, during the first quarter of 1996 as compared to the first quarter of 1995. This increase is attributable to increased salaries, wages and employee benefits and professional fees, offset by a decrease in F.D.I.C. banking assessments.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a sound liquidity position. The Company's primary sources of liquidity are its investment portfolio and federal funds sold. The Company's investment portfolio had an average balance of approximately $129,879,000 during the quarter ended March 31, 1996 and an average life of approximately 1.98 years. Federal funds sold maintained an average balance of approximately $8,783,000 during the quarter ended March 31, 1996. The Company's liquidity position is further enhanced by its core deposits which represent approximately 85% of total deposits at March 31, 1996. The Bank avoids the use of highly sensitive short-term funds such as brokered deposits and believes its deposits represent funding sources with safety in respect to both liquidity and earnings. The Company continues to meet the cash flow requirements of customers who are depositors desiring to withdraw funds and of borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends.

Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and, conversely, its liquidity ratio has been high. At March 31, 1996, the net loan to deposit ratio was approximately 45.21%. The liquidity ratio, which is comprised of cash, federal funds sold and unpledged securities as a percent of total demand deposits stood at approximately 53.38% at March 31, 1996. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At March 31, 1996, outstanding loan commitments and letters of credit were approximately $46,070,000 and $1,837,000, respectively.

Cash flow from operations remains positive primarily due to favorable interest rate yields and continued growth in the loan and investment portfolios. Management expects this trend to continue. Cash flows from investing activities was negative for the quarter ended March 31, 1996 primarily due to an increase in loans to customers which was partially offset by the net proceeds from securities transactions. Capital expenditures of approximately $696,000 were made during the quarter ended March 31, 1996 as the Company continues its facility and branch expansion activities (see discussion of construction projects under Capital Resources). Cash flows from financing activities was negative for the quarter ended March 31, 1996 as the increase in deposits of approximately $4,642,000 was offset by a decrease in securities sold under agreements to repurchase of approximately $5,179,000.

Capital Resources

On March 18, 1996, the Board of Directors declared a 15% stock dividend to be issued on April 9, 1996 to shareholders of record on April 2, 1996. Stock dividends have no effect on total capital. Stockholders' equity (exclusive of the net unrealized gain/loss of securities available for sale) as a percentage of total assets was approximately 9.99% at March 31, 1996 as compared to 9.62% at December 31, 1995.

As of March 31, 1996, the Company is continuing construction on a two-story 17,000 square foot office complex located adjacent to its corporate headquarters site at Spring Mountain Road and Arville. The building offers approximately
13,000 square feet of class "A" office space. Additionally, construction continues on the new branch location located in the industrial area of North Las Vegas. Management anticipates to open the branch in the third quarter of 1996. In addition, Management is exploring the possibility of opening another branch office in 1996. This would make a total of six branches in the Las Vegas area. Construction on these facilities is funded by cash flow from operations. The impact on capital is not significant to date and is not expected to impede operations.

At March 31, 1995, the Bank's Tier 1 Core Capital to risk weighted assets was 16.25%, Total Capital to risk weighted assets was 17.01% and the leverage ratio was 9.78% , all above the current minimum guidelines of 4.0%, 8.0% and 4.0%, respectively, as established and defined by regulatory authorities.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At March 31, 1996, the Bank falls in the Well-capitalized category.

PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN BANCORP OF NEVADA



DATED:   5/3/96                            /s/ James V. Bradham
                                           -------------------------------------
                                           James V. Bradham
                                           President and Chief Executive Officer



DATED: 5/3/96                               /s/ Patricia L. Kirkwood
                                           -------------------------------------
                                           Patricia L. Kirkwood
                                           Executive Vice President and Cashier