Form 10-Q
period 1996-06-30
AMERICAN BANCORP OF NEVADA
filed 1996-08-14
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly  period  ended  June 30,  1996.
     OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to______________________

Commission file number 0-18127

                           AMERICAN BANCORP OF NEVADA
             Exact name of registrant as specified in its charter)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:


Common stock, $.05 par value                                      3,702,332
- -------------------------------------------------------------------------------
           Class                                              Number of Shares

                                     INDEX



PART I - FINANCIAL INFORMATION                                        PAGE NO.
- ------------------------------                                        --------

Condensed Consolidated Statements of Income
     Six Months and Quarters ended June 30, 1996 and 1995

Condensed Consolidated Statements of Condition
     June 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Cash Flows
     Six Months ended June 30, 1996 and 1995

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
     Condition and Results of Operations


PART II - OTHER INFORMATION

Signatures

PART I - FINANCIAL INFORMATION

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              SIX MONTHS AND QUARTERS ENDED JUNE 30, 1996 AND 1995 (Dollars in thousands except for earnings per share)
                                   (Unaudited)


                                                                         For the Six Months                  For the Quarter
                                                                           Ended June 30,                     Ended June 30,
                                                                         1996          1995                1996           1995
                                                                     ------------- --------------      ------------- ---------------

INTEREST INCOME
         Interest and Fees on Loans                                       $5,693          $5,559            $2,932           $2,941
         Interest on Investment Securities                                 3,692           3,554             1,794            1,893
         Interest on Federal Funds Sold                                      197             220                82              134
                                                                      -----------    ------------      ------------     ------------

         Total Interest Income                                             9,582           9,333             4,808            4,968
                                                                      -----------    ------------      ------------     ------------

INTEREST EXPENSE
         Interest on Deposits                                              2,157           2,446             1,069            1,358
         Interest on Securities Sold Under
           Agreements to Repurchase                                          661             406               304              238
                                                                      -----------    ------------      ------------     ------------

         Total Interest Expense                                            2,818           2,852             1,373            1,596
                                                                     -----------    ------------      ------------     ------------

NET INTEREST INCOME                                                        6,764           6,481             3,435            3,372

         Provision for Loan Losses                                           150             270               150              175
                                                                      -----------    ------------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                                   6,614           6,211             3,285            3,197

TOTAL NON-INTEREST INCOME:                                                   997             750               465              404

TOTAL NON-INTEREST EXPENSE:                                                4,417           4,279             2,255            2,231
                                                                      -----------    ------------      ------------     ------------

INCOME BEFORE TAXES                                                        3,194           2,682             1,495            1,370

PROVISION FOR INCOME TAXES                                                   952             731               475              358
                                                                      -----------    ------------      ------------     ------------

NET INCOME                                                                $2,242          $1,951            $1,020           $1,012
                                                                      ===========    ============      ============     ============

NET INCOME PER SHARE                                                     $   .59         $   .52           $   .27          $   .27
                                                                      ===========    ============      ============     ============


The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in Thousands)



ASSETS                                                                                   June 30, 1996          December 31, 1995
- ------                                                                                   -------------          -----------------
                                                                                           (Unaudited)
Cash and Due From Banks                                                                      $   35,613              $   36,376
Federal Funds Sold                                                                                1,300                   9,500
Money Market Accounts                                                                               486                   3,697
                                                                                         ---------------         ---------------
         Total Cash and Cash Equivalents                                                         37,399                  49,573

Available-For-Sale Securities                                                                   120,103                 120,589
Net Loans                                                                                       106,144                  93,244
Premises and Equipment, Net                                                                      11,356                  10,510
Other Assets                                                                                      4,114                   2,775
                                                                                         ---------------         ---------------

TOTAL ASSETS                                                                                  $ 279,116                $276,691
                                                                                         ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                       $215,626                $211,524
Securities Sold Under Agreements to Repurchase                                                   31,363                  36,749
Federal Funds Purchased                                                                           3,000                       0
Other Liabilities                                                                                 1,048                   1,529
                                                                                         ---------------         ---------------

Total Liabilities                                                                              $251,037                 249,802
                                                                                         ---------------         ---------------

STOCKHOLDERS' EQUITY


Common Stock                                                                                        186                     162
Surplus                                                                                          28,197                  20,420
Retained Earnings                                                                                   629                   6,156
Unrealized Gain (Loss) On Available-For-Sale Securities                                           (822)                     284
                                                                                         ---------------         ---------------
                                                                                                 28,190                  27,022
Less Treasury Stock, at cost                                                                      (111)                   (133)
                                                                                         ---------------         ---------------

Total Stockholders' Equity                                                                       28,079                  26,889
                                                                                         ---------------         ---------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                                     $279,116                $276,691
                                                                                         ===============         ===============





The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                            1996                  1995
                                                                                 -------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                                                                        $   9,992              $   8,784
Other income                                                                                   661                    702
Interest paid                                                                               (2,848)                (2,840)
Cash paid to suppliers and employees                                                        (4,322)                (3,665)
Income taxes paid                                                                           (1,228)                  (573)
                                                                                    ---------------         ---------------

Net cash provided by operating activities                                                    2,255                  2,408
                                                                                    ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities                                 58,596                 32,947
Purchase of investment securities                                                          (59,593)               (44,074)
Net increase in loans made to customers                                                    (14,005)               (17,296)
Capital expenditures                                                                        (1,197)                  (239)
                                                                                    ---------------         ---------------

Net cash used in investing activities                                                      (16,199)               (28,662)
                                                                                    ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                     4,102                 26,100
Net decrease in securities sold
  under agreements to repurchase                                                            (5,386)                15,934
Net increase in federal funds purchased                                                      3,000                      0
Other                                                                                           54                     66
                                                                                    ---------------         ---------------

Net cash provided by financing activities                                                    1,770                 42,100
                                                                                    ---------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (12,174)                15,846

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                      49,573                 22,216
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                       $37,399                $38,062
                                                                                    ===============         ===============
RECONCILIATION OF NET INCOME TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                                 $ 2,242                $ 1,951
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
  Depreciation and amortization of premises and equipment                                      350                    327
  Amortization of investment security premiums and
    accretion of discounts                                                                     137                   (135)
  Provision for loan losses                                                                    150                    270
  Deferred loan fees                                                                           165                   (111)
  Loss (Gain) on sale of investment securities                                                (330)                    20
  Decrease (increase) in other assets                                                           22                   (526)
  Increase (decrease) in other liabilities                                                    (481)                   612
                                                                                    ---------------         ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $ 2,255               $ 2,408
                                                                                    ===============         ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH
         INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for stock dividend                                             $       24               $      0
                                                                                    ===============         ===============

Conversion of loans to other real estate owned                                          $      766               $      0
                                                                                    ===============         ===============

Issuance of common stock for stock split                                                $        0               $     40
                                                                                    ===============         ===============

The  accompanying  notes  are an  integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE A - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the parent holding company, American Bancorp of Nevada, ("Company"), and its wholly owned subsidiaries, American Bank of Commerce ("Bank"), AmBank Mortgage Company and AmBank Financial Company. Material intercompany balances and transactions have been eliminated.

NOTE B - BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,828,319 and 3,747,053 for June 30, 1996 and 1995 respectively.

The weighted average number of common shares, common shares outstanding and earnings per share are adjusted to reflect a 15% stock dividend declared on March 18 , 1996, to stockholders of record as of April 2, 1996.

NOTE D - ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held used and for long-lived assets and certain identifiable intangibles to be disposed of. There was no material effect on the consolidated financial statements relating to this adoption.

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

Six Months ended June 30, 1996

Asset Growth

Total assets increased $2,425,000 or .88% during the first six months of 1996. The primary element comprising this growth was a $12,900,000 or 13.8% increase in net loans. Premises and fixed assets increased $846,000 or 8.05% during the first six months as the Company continues branch development and construction on an additional office facility. Additionally, other assets increased $1,339,000 or 48.25% when compared to December 31, 1995, primarily due to the reclassification of certain loans to other real estate owned. These increases were offset by a decrease in available-for-sale securities of approximately $486,000 or .40% due primarily to market value adjustments. Cash and cash equivalents also decreased approximately $12,174,000 or 24.56%. Asset growth was driven primarily by an increase in federal funds purchases coupled with the addition of earnings. Both loans and deposits continue to increase as a result of the Bank's business developments efforts, successful operation, increased recognition throughout the business community and the overall strength of the Las Vegas economy.


Interest Income

Total interest income increased $249,000, or 2.67%, in the first half of 1996 when compared to the same period of 1995, and decreased $160,000 or 3.22% for the quarter ended June 30. It is anticipated that interest income will increase during the second part of 1996 based upon growth in the loan and securities portfolio. Total interest income is composed of the following categories:

Interest and fees on loans: Interest and fee income increased $134,000 or 2.41% during the first half of 1996 as compared to the same period of 1995, and decreased $9,000 or .31 % for the quarter ended June 30. The increase in the year-to-date earnings is attributable to a $201,000 increase in interest income offset by a $67,000 decrease in fee income. The increase in interest income is due primarily to an increase in average loan volume of approximately $ 10,424,000 to $95,704,000. The yield on the loan portfolio decreased .80% to 10.36%. The interest differential resulting from the fluctuations in volume and yield is approximately $581,000 and ($380,000), respectively. The quarter to date increase is composed of a $27,000 increase in interest income and a $18,000 decrease in fee income. The increase in interest income is due primarily to an increase in average loan volume of approximately $9,834,000 to $99,215,000. The yield on the loan portfolio decreased 1.01% to 10.29%. The interest differential resulting from the fluctuations in volume and yield is approximately $278,000 and ($251,000), respectively.

Interest on Investment Securities: The Bank continues to invest its excess funds in interest bearing securities. Interest on investment securities increased $138,000, or 3.89%, in the first half of 1996 as compared to the same period in 1995. This was the result of an increase of $7,920,000 in average volume of investments to $127,384,000, offset with a decrease in yield from 5.95% to 5.80%. The tax-equivalent yield decreased from 6.39% to 6.14%. Comparing the quarter ended June 30, 1996 to June 30, 1995, interest income deceased $99,000 or 5.23%. The average volume decreased $195,000 to $124,889,000 coupled with decrease in the yield to 5.75% from 6.05%. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. At this time the relative flatness of the yield curve does not warrant increased risk or extending the overall maturity of the portfolio. Management continually monitors these factors when evaluating investments strategies and asset liability management.

Interest on Federal Funds Sold: Interest earned on Fed Funds Sold decreased $23,000, or 10.45%, in the first half of 1996 as compared to the first half of 1995. This decrease was due primarily to an decrease in the average yield from 5.79% to 5.20% for Fed Funds Sold. For the quarter ended June 30, interest decreased $52,000 or 38.81%. This decrease was due to a decrease in the average volume of $2,807,000 or 30.63% to $6,357,000. The average yield decreased from 5.85% to 5.16%. Management's goal is to maintain a level of Federal Funds that will enable the Bank to fund increases in loan demand and to meet depositors' needs.

Interest Expense

Total interest expense decreased $34,000, or 1.19%, during the first half of 1996 as compared to the first half of 1995. Interest on deposits decreased $289,000, or 11.82% due to an decrease in the average balances of interest bearing accounts by $10,769,000 to $116,431,000. The average rate paid on deposits decreased from 3.85% in 1995 to 3.71% in 1996. Interest on securities sold under agreements to repurchase increased $255,000 or 62.81% as the average volume increased $16,566,000 to $35,760,000 and the average interest rate decreased from 4.23% to 3.70%. Interest expense for the quarter ended June 30, 1996, decreased $223,000 or 13.97% when compared to the same period, 1995. Interest on deposits decreased $289,000 or 21.28% due to a decrease in the average interest bearing balances of $17,831,000 to $115,240,000. The average rate paid on deposits decreased to 3.71% from 4.08%. Interest on securities sold under agreement to repurchase increased $66,000 or 27.73% as the average volume increased $12,123,000 to $33,643,000. The average rate decreased from 4.42% to 3.61%. Management believes that the average volume of deposits and repurchase agreements will increase during the second half of 1996.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 91% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $97,861,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, the average life of the portfolio is approximately 2.23 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo short-term Certificates of Deposit market. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. At June 30, 1996, approximately 45% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 46.78% of total deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Loans

The composition of the Company's loan portfolio is as follows:

                                          June 30,                December 31,
                                            1996                      1995
                                     ---------------          ------------------
Real Estate Loans:
     Construction                        $ 17,425                     $15,114
     Residential                            9,993                      10,643
     Commercial                            40,048                      34,627
                                     ---------------          ------------------
Total Real Estate Loans                    67,466                      60,384

Commercial, financial and industrial
     loans                                 31,593                      24,876
Commercial receivables financing            3,096                       2,397
Loans to Individuals                        6,060                       7,340
Less unearned net loan fees                  (675)                       (510)
                                     ---------------          ------------------
Total Loans                              $107,540                     $94,487
                                     ===============          ==================

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate-construction loans outstanding as of June 30, 1996 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY


                                           One Year or Less          One Through Five Years      After Five Years        Total
                                           ----------------          ----------------------      ----------------        -----

Commercial, Financial
         and Industrial                          $23,994                        $6,365                  $1,234           $31,593

Real estate-Construction                          17,425                                                                  17,425
                                             ------------                  ------------             -----------       -----------

Total                                            $41,419                        $6,365                  $1,234           $49,018
                                             ============                  ============             ===========       ===========


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

                       Loans Due After One Year
                       ------------------------
                       Fixed or Predetermined Rate                $   180
                       Floating or Adjustable Rate                  7,419
                                                               ----------
                       Total                                       $7,599
                                                               ==========

Provision for Loan Losses

The provision for loan losses during the first half of 1996 was $150,000 as compared to $270,000 during the first six months of 1995. The allowance for loan losses stands at 1.30% of total loans at June 30, 1996 as compared to 1.32% at December 31, 1995. Management believes the current allowance is adequate to satisfy any unanticipated loan losses based upon the historical performance of the loan portfolio.

Net charged off loans and leases were approximately ($3,000) and $40,000 for the six months ended June 30, 1996 and 1995 respectively.

At  June  30,  1996,  no  loans  were  accounted  for  on a  non-accrual  basis.
Additionally,  no  loans  were  contractually  past  due 90  days  or more as to principal or interest. No loans were accounted for as "troubled debt restructurings" as defined in SFAS No. 15. Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid.

The Company had approximately $791,000 in other real estate owned ("REO") and related development costs at June 30, 1996. This property was acquired through foreclosure. The original loan was made for the purpose of construction of four single family residences for resale. The units were approximately 90-95% complete at the time of foreclosure. The Company has contracted to complete construction prior to listing them for resale on the retail market. Appraisal values are approximately $260,000 per unit representing a book-to-market ratio of approximately 76%. Due to the favorable location of the units, and the current strong market for homes in this price range, the Company fully expects to recover the remaining principal balance as well as the foreclosure and post-foreclosure expenses.

The Company has no loans at June 30, 1996, which should be classified as impaired loans in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

As of June 30, 1996, there are no loans outstanding, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

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

Management reviews the loan loss analysis on a quarterly basis. A percentage of the allowance is allocated to pass credits, substandard, doubtful, loss and accounts receivable factoring. Management believes the current allowance of $1,396,000 is adequate and there is sufficient unallocated allowance to handle unexpected problems within the portfolio.

The table below details changes in the allowance for loan losses:


                                                                                      Six Months Ended             Six Months Ended
                                                                                        June 30, 1996               June 30, 1995
                                                                                   ------------------------    ---------------------


Balance, beginning                                                                           $1,243,000                   $727,000
         Provision charged to operating expense                                                 150,000                    270,000
         Recoveries of amounts charged off                                                        3,000                     20,000
         Less amounts charged off                                                                     0                    (60,000)
                                                                                        ----------------         ------------------
Balance, ending                                                                              $1,396,000                   $957,000
                                                                                        ================         ==================

The schedule below shows the major categories of loan charge-offs and recoveries for the six months ended June 30, 1996 and 1995:



                                                                                                  1996                 1995
                                                                                                  ----                 ----

Charge-Offs:
         Real estate loans:
                  Construction                                                                 $      0                    $     0
                  Residential                                                                         0                          0
                  Commercial                                                                          0                          0
         Commercial, financial and industrial                                                         0                     60,000
         Commercial receivables financing                                                             0                          0
         Loans to Individuals                                                                         0                          0
                                                                                        ----------------         ------------------
         Total                                                                                        0                     60,000
                                                                                        ----------------         ------------------

Less Recoveries:
         Real estate loans:
                  Construction                                                                 $      0                    $     0
                                                                                                      0                          0
                  Residential                                                                         0                          0
                  Commercial                                                                          0                      4,000
         Commercial, financial and industrial                                                     3,000                     16,000
         Commercial receivables financing                                                             0                          0
         Loans to Individuals                                                                         0                          0
                                                                                        ----------------         ------------------
         Total                                                                                    3,000                     20,000
                                                                                        ----------------         ------------------

Net Charge-Offs                                                                                $(3,000)                    $40,000
                                                                                        ================         ==================


The table below details the allocation by loan type of the allowance for loan losses at June 30, 1996:



                                                                                            Amount                  Percentage
                                                                                        ----------------         ------------------

Real estate loans:
         Construction                                                                        $   37,000                       2.65%
                  Residential                                                                     2,000                        .14
                  Commercial                                                                     79,000                       5.66
Commercial, financial and industrial                                                            898,000                      64.33
Commercial receivables financing                                                                190,000                      13.61
Loans to Individuals                                                                            190,000                      13.61
                                                                                        ----------------         ------------------
Total                                                                                        $1,396,000                     100.00%
                                                                                        ================         ==================

Non-Interest Income

Total non-interest income for the first six months of 1996 increased $247,000, or 32.93%, over the same period of 1995. This increase was primarily due to recorded gains on sale of securities.

Non-Interest Expense

Total non-interest expense increased by $138,000, or 3.23%, during the first half of 1996 as compared to the first half of 1995. This increase is due primarily to increased salary and employee benefit expenses due to normal salary increases and staff additions.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a sound liquidity position. The Company's primary sources of liquidity are its investment portfolio and federal funds sold. The Company's investment portfolio had an average balance of approximately $127,384,000 during the six months ended June 30, 1996 and an average life of approximately 2.23 years. Federal funds sold maintained an average balance of approximately $7,570,000 during the six months ended June 30, 1996. The Company's liquidity position is further enhanced by its core deposits which represent approximately 85% of total deposits at June 30, 1996. The Bank avoids the use of highly sensitive short-term funds such as brokered deposits and believes its deposits represent funding sources with safety with respect to both liquidity and earnings. The Company continues to meet the cash flow requirements of customers who are depositors desiring to withdraw funds and of borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends.

Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and conversely, its liquidity ratio has been high. At June 30, 1996, the net loan to deposit ratio was approximately 49.23%. The liquidity ratio, which is comprised of cash, federal funds sold and unpledged securities as a percent of total demand deposits stood at approximately 43.55% at June 30, 1996. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At June 30, 1996, outstanding loan commitments and letters of credit were approximately $48,433,000 and $1,967,000 respectively.

Cash flow from operations remains positive primarily due to favorable interest rate yields and continued growth in the loan and investment portfolios. Management expects this trend to continue. Cash flows from investing activities was negative for the six months ended June 30, 1996 primarily due to an increase in loans to customers, net purchases of investment securities and capital expenditures. Cash flows from financing activities was positive for the six months ended June 30, 1996, primarily due to an increase in deposits and Federal Funds purchased which was partially offset by a decrease in Securities Sold Under Agreements to Repurchase.

Capital Resources

On March 18, 1996, the Board of Directors declared a 15% stock dividend to be issued on April 19, 1996 to shareholders of record on April 2, 1996. Stock dividends have no effect on total capital. Stockholders' equity (exclusive of the net unrealized gain/loss of securities available for sale) as a percentage of total assets was approximately 10.35% at June 30, 1996 as compared to 9.62% at December 31, 1995.

As of June 30, 1996 the Company completed construction on a two-story 17,000 square foot office complex located adjacent to its corporate headquarters site at Spring Mountain Road and Arville. The building offers approximately 13,000 square feet of class "A" office space. As of June 30, 1996, the Company has finalized lease agreements with tenants for approximately 3,200 square feet and negotiations to rent the remainder are ongoing. The Company anticipates having the building fully occupied by the end of the current year. Construction of this building was funded by cash flow from operations and had no significant impact on capital.

Construction continues on the Bank's new branch location located in the industrial area of North Las Vegas. Management anticipates opening the new facility during the third quarter of 1996, establishing a total of five branches in the Las Vegas area. Construction of this facility is funded by cash flow from operations. The impact on capital is not significant to date and is not expected to impede operations.

At June 30, 1996, the Bank's Tier 1 Core Capital to risk weighted assets was 16.94%, Total Capital to risk weighted assets was 17.79% and the leverage ratio was 10.12%, all above the current minimum guidelines of 4.0%, 8.0% and 4.0%, respectively, as established and defined by regulatory authorities. The Company's capital ratios are parallel to the Bank's.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At June 30, 1996, the Bank falls in the Well-capitalized category.


PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN BANCORP OF NEVADA



DATED:     August 8, 1996                      /s/ Bruce E. Hendricks
           ----------------------------        --------------------------------
                                               Bruce E. Hendricks
                                               Senior Executive Vice President,
                                               Chief Operating Officer



DATED:     August 8, 1996                      /s/ Patricia L. Kirkwood
           ----------------------------        --------------------------------
                                               Patricia L. Kirkwood
                                               Executive Vice President/Cashier