Form 10-Q
period 1996-09-30
AMERICAN BANCORP OF NEVADA
filed 1996-11-07
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark  One)  [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________to______________________

Commission file number 0-18127

                           AMERICAN BANCORP OF NEVADA
             (Exact name of registrant as specified in its charter)

            Nevada                                     94-2792608
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

4425 Spring Mountain Road, Las Vegas, Nevada                             89102
--------------------------------------------                          ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

Common stock, $.05 par value                                    3,702,674
-----------------------------------------------------------------------------
          Class                                              Number of Shares

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Condensed Consolidated Statements of Income
   Nine Months and Quarters ended September 30, 1996 and 1995

Condensed Consolidated Statements of Condition
   September 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Cash Flows
   Nine Months ended September 30, 1996 and 1995

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
   Condition and Results of Operations


PART II - OTHER INFORMATION

Signatures

PART I - FINANCIAL INFORMATION

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
              (Dollars in thousands except for earnings per share)
                                   (Unaudited)


                                            For the Nine               For the
                                            Months Ended            Quarter Ended
                                            September 30,           September 30,
                                         --------------------    --------------------
                                          1996        1995        1996        1995
                                         --------    --------    --------    --------
INTEREST INCOME
     Interest and Fees on Loans ......   $  8,954    $  8,601    $  3,261    $  3,042
     Interest on Securities ..........      5,490       5,535       1,798       1,981
     Interest on Federal Funds Sold ..        285         315          88          95
                                         --------    --------    --------    --------
     Total Interest Income ...........   $ 14,729    $ 14,451    $  5,147    $  5,118
                                         --------    --------    --------    --------

INTEREST EXPENSE
     Interest on Deposits ............      3,249       3,798       1,092       1,352
     Interest on Securities Sold Under
       Agreements to Repurchase ......        993         712         332         306
                                         --------    --------    --------    --------
     Total Interest Expense ..........      4,242       4,510       1,424       1,658
                                         --------    --------    --------    --------

NET INTEREST INCOME ..................     10,487       9,941       3,723       3,460

     Provision for Loan Losses .......       (275)       (420)       (125)       (150)
                                         --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSS ...................     10,212       9,521       3,598       3,310

TOTAL NON-INTEREST INCOME: ...........      1,371       1,055         374         305

TOTAL NON-INTEREST EXPENSE: ..........      6,691       6,426       2,274       2,147
                                         --------    --------    --------    --------

INCOME BEFORE TAXES ..................      4,892       4,150       1,698       1,468

PROVISION FOR INCOME TAXES ...........     (1,397)     (1,071)       (445)       (340)
                                         --------    --------    --------    --------
NET INCOME ...........................   $  3,495    $  3,079    $  1,253    $  1,128
                                         ========    ========    ========    ========

NET INCOME PER SHARE .................   $    .92    $    .82    $    .33    $    .30
                                         ========    ========    ========    ========


The accompanying notes are an integral part of these statements.

                 AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in Thousands)


                                                      September 30, December 31,
                                                          1996         1995
--------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS

Cash and Due From Banks ............................... $  26,759    $  36,376
Federal Funds Sold ....................................         0        9,500
Money Market Accounts .................................       863        3,697
                                                        ---------    ---------
     Total Cash and Cash Equivalents ..................    27,622       49,573

Available-for-sale Securities .........................   119,840      120,589
Net Loans .............................................   118,034       93,244
Premises and Fixed Assets, Net ........................    12,053       10,510
Other Assets ..........................................     4,218        2,775
------------------------------------------------------- ---------    ---------

TOTAL ASSETS .......................................... $ 281,767    $ 276,691
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits .............................................. $ 210,870    $ 211,524
Securities Sold Under Agreements to Repurchase ........    36,093       36,749
Federal Funds Purchased ...............................     4,000            0
Other Liabilities .....................................     1,085        1,529
                                                        ---------    ---------
Total Liabilities .....................................   252,048      249,802
                                                        ---------    ---------

STOCKHOLDERS' EQUITY

Common Stock ..........................................       186          162
Surplus ...............................................    28,200       20,420
Retained Earnings .....................................     1,882        6,156
Unrealized Gain (Loss) on Available-for-sale Securities      (438)         284
                                                        ---------    ---------
                                                           29,830       27,022
Less Treasury Stock, at Cost ..........................      (111)        (133)
                                                        ---------    ---------

Total Stockholders' Equity ............................    29,719       26,889
                                                        ---------    ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ............................... $ 281,767    $ 276,691
                                                        =========    =========

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1996        1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received ....................................    $ 15,184     $ 13,778
Other income .........................................       1,035        1,007
Interest paid ........................................      (4,265)      (4,482)
Cash paid to suppliers and employees .................      (6,446)      (5,619)
Income taxes paid ....................................      (1,717)        (928)
                                                          --------     --------
Net cash provided by operating activities ............       3,791        3,756
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales and maturities of securities .....      64,381       51,867
Purchase of securities ...............................     (64,524)     (57,019)
Net increase in loans made to customers ..............     (26,268)     (20,169)
Capital expenditures .................................      (2,079)      (1,210)
                                                          --------     --------
Net cash used in investing activities ................     (28,490)     (26,531)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits ..................        (654)      13,546
Net increase (decrease) in securities sold under
     agreements to repurchase ........................        (655)      19,840
Net increase in federal funds purchased ..............       4,000            0
Other ................................................          57           65
                                                          --------     --------
Net cash provided by financing activities ............       2,748       33,451
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH .............     (21,951)      10,676
    EQUIVALENTS

CASH AND CASH EQUIVALENTS AT JANUARY 1 ...............      49,573       22,216
                                                          --------     --------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 ............    $ 27,622     $ 32,892
                                                          ========     ========

(Continued)

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                                1996       1995
--------------------------------------------------------------------------------

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .................................................  $ 3,495   $ 3,079
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization of property and equipment      536       495
     Amortization of security premiums and accretion
         of discounts ......................................      127      (153)
     Provision for loan losses .............................      275       420
     Change in deferred loan fees ..........................      364       (22)
     Loss (Gain) on sale of securities .....................     (330)       20
     Increase in other assets ..............................     (232)     (596)
     Increase (decrease) in other liabilities ..............     (444)      513
                                                              -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..................  $ 3,791   $ 3,756
                                                              =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock dividend ..........................  $    24   $     0
                                                              =======   =======

Conversion of loans to other real estate owned .............  $   839   $     0
                                                              =======   =======

Issuance of common stock split .............................  $     0   $     0
                                                              =======   =======

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)



NOTE A - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the parent holding company, American Bancorp of Nevada, ("Company"), and its wholly owned subsidiaries, American Bank of Commerce ("Bank"), AmBank Mortgage Company and AmBank Financial Company.

Material intercompany balances and transactions have been eliminated.

NOTE B - BASIS OF PRESENTATION

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,805,842 and 3,748,458 for September 30, 1996 and 1995 respectively.

The weighted average number of common shares, common shares outstanding and earnings per share are adjusted to reflect a 15% stock dividend declared on March 18, 1996, to stockholders of record as of April 2, 1996.

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


Nine Months ended September 30, 1996

Asset Growth

Total assets increased $5,076,000 or 1.83% during the first nine months of 1996. The primary element of this growth was a $24,790,000 or 26.59% increase in net loans. Premises and fixed assets increased $1,543,000 or 14.68% during the first six months due to branch and office development activities. Additionally, other assets increased $1,443,000 or 52.0% when compared to December 31, 1995, primarily due to the reclassification of certain loans to other real estate owned. These increases were offset by a decrease in available-for-sale securities of approximately $749,000 or .62% due primarily to market value adjustments. Cash and cash equivalents decreased approximately $21,951,000 or 44.28%. Asset growth was driven primarily by earnings for the nine month period as well as an increase in federal funds purchased. Net loans of the Company continue to grow as a result of the Bank's business development efforts, successful operation, increased recognition throughout the business community and the overall strength of the Las Vegas economy.

Interest Income

Total interest income increased $278,000 or 1.92% during the first nine months of 1996 when compared to the same period of 1995, and increased $29,000 or .57% for the quarter ended September 30, 1996. It is anticipated that interest income will continue to grow through the remainder of the year based upon the overall growth of the Company's loan portfolio. Total interest income is composed of the following categories:

Interest and Fees on Loans: Interest and fee income increased $353,000 or 4.10% during the first nine months of 1996 as compared to the same period of 1995 and increased $219,000 or 7.20% for the quarter ended September 30, 1996. The increase in year-to-date earnings is attributable to a $402,000 increase in interest income offset by a $49,000 decrease in fee income. The increase in interest income is due primarily to an increase in average loan volume of approximately $12,306,000 to $100,695,000. The yield on the loan portfolio decreased .82% to 10.29%. The interest differential resulting from the fluctuations in volume and yield is approximately $1,026,000 and ($624,000), respectively. The quarter-to-date increase is composed of a $202,000 increase in interest income and a $17,000 increase in fee income. The increase in interest income is due primarily to an increase in the average loan volume of approximately $16,066,000 to $110,572,000. The quarterly yield on the loan portfolio decreased .88% to 10.17%. The interest differential resulting from the fluctuations in volume and yield is approximately $444,000 and ($242,000), respectively.

Interest on Securities: The Bank continues to invest its excess funds in interest bearing securities. Interest on securities decreased $45,000 during the nine months ended September 30, 1996 compared with the same period of the prior year. This decrease was a result of a decrease in the yield from 5.89% to 5.79%, offset by an increase of approximately $965,000 in the average volume of investments to $126,341,000. The tax equivalent yield decreased from 6.31% to 6.14%. Comparing the quarter ended September 30, 1996 with September 30, 1995, interest income decreased $183,000 or 9.24%. This decrease is the result of a decrease in the average volume of approximately $8,206,000 to $124,480,000 coupled with a decrease in the yield from 5.97% to 5.78%. The Bank's current investment strategy is to maintain an investment portfolio with rather short maturities. At this time, the relative flatness of the yield curve does not warrant increased risk or extending the overall maturity of the portfolio. Management continually monitors these factors when evaluating investment strategies and asset liability management.

Interest on Federal Funds Sold: Interest earned on federal funds sold decreased $30,000 or 9.52% during the first nine months of 1996 compared to the same period of the prior year. This decrease was due primarily to a decrease of approximately $14,000 in the average volume to $7,274,000 coupled with a decline in the average yield from 5.76% in 1995 to 5.22% in 1996. Comparing the quarters ended September 30, interest decreased $7,000 or 7.37%. This decrease is attributable to a decrease in the yield of .43% to 5.26%, offset by an increase of approximately $14,000 in average volume to $6,688,000.

Interest Expense

Total interest expense decreased $268,000 or 5.94% during the first nine months of 1996 as compared to the first nine months of 1995. Interest on deposits decreased $549,000 or 14.45% due to a decrease in the average balances of interest bearing accounts by $11,841,000 to $117,019,000. The average rate paid on interest bearing deposits decreased from 3.93% in 1995 to 3.70% in 1996. Comparing the quarter ended September 30, 1996 with the same period of the prior year, interest on deposits decreased $260,000 or 19.23%. This decrease is the result of a decrease in the average volume of approximately $13,943,000 to $118,185,000. Additionally, the average rate paid on deposits decreased from a 4.09% in 1995 to 3.70% in 1996.

Interest on securities sold under agreements to repurchase increased $281,000 or 39.47% for the nine month period ended September 30, 1996 as the average volume increased approximately $13,865,000 to $36,199,000. This increase in volume was offset by a decrease in the average rate from 4.25% during 1995 to 3.66% during 1996. Comparing the quarter ended September 30, 1996 with the same period of the prior year, interest paid on securities sold under agreements to repurchase increased $26,000 or 8.50%. This increase is the result of an increase in the average volume of approximately $8,556,000 to $37,067,000. The average rate for the quarter ended September 30, decreased from 4.29% in 1995 to 3.58% in 1996.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 92% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $109,854,000 reprices immediately upon a change in the base rate.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables Management to provide an underlying level of income irrespective of changes in rates. Additionally, the average life of the portfolio is approximately 2 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. However, an attempt is currently underway to recapture some of the jumbo short-term Certificates of Deposit market. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. At September 30, 1996, approximately 38% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 46.27% of total deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Loans

The composition of the Company's loan portfolio is as follows:

                                                      September 30     December
                                                         1996            1995
                                                       ---------      ----------
Real Estate Loans:
     Construction ................................     $  20,450      $  15,114
     Residential .................................        12,121         10,643
     Commercial ..................................        45,946         34,627
                                                       ---------      ---------
Total Real Estate Loans ..........................        78,517         60,384

Commercial, financial and industrial loans .......        31,555         24,876
Commercial receivables financing .................         3,448          2,397
Loans to individuals .............................         6,761          7,340
Less unearned net loan fees ......................          (874)          (510)
                                                       ---------      ---------
Total Loans ......................................     $ 119,407      $  94,487
                                                       =========      =========

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate-construction loans outstanding as of September 30, 1996 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY

                                                  One
                                     One Year   Through      After
                                     or Less   Five Years  Five Years     Total
                                     -------   ----------  ----------    -------

Commercial, Financial
     and Industrial ............     $21,421     $ 9,415     $   719     $31,555

Real estate-Construction .......      20,157         293           0      20,450
                                     -------     -------     -------     -------
Total ..........................     $41,578     $ 9,708     $   719     $52,005
                                     =======     =======     =======     =======

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

Loans Due After One Year

Fixed or Predetermined Rate ................................             $   850
Floating or Adjustable Rate ................................               9,577
                                                                         -------
Total ......................................................             $10,427
                                                                         =======

Provision for Loan Loss

The provision for loan losses during the nine months ended September 30, 1996 was $275,000 as compared to $420,000 for the same period of the prior year. The allowance for loan losses stands at 1.15% of total loans at September 30, 1996 compared to 1.16% at September 30, 1995. Management believes the current allowance is adequate to satisfy any unanticipated loan losses based upon the historical performance of the loan portfolio.

Net charged off loans and leases were approximately $145,000 and $31,000 for the nine months ended September 30, 1996 and 1995 respectively.

At September 30, 1996, two loans totaling approximately $900,000 were accounted for on a non-accrual basis. Approximately $18,000 of interest income would have been recorded during the three months ended September 30, 1996 had the loans been current in accordance with the original terms. Additionally, one loan totaling approximately $27,000 was contractually past due 90 days or more as to principal or interest. No loans were accounted for as "troubled debt restructurings" as defined in SFAS No. 15. Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid. In addition, all significant impaired loans have been evaluated in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

The Company had approximately $839,000 in other real estate owned ("REO") and related development costs at September 30, 1996. This property consists of four single family residences and was acquired through foreclosure. The units were approximately 90-95% complete at the time of foreclosure. At September 30, 1996 the residences are complete and listed for sale on the retail market. Appraisal values are approximately $260,000 per unit, representing a book-to-market ratio of approximately 81%. Subsequent to September 30, 1996, one home was sold on the open market for approximately $220,000. Due to the favorable location of the units, and the current strong market for homes in this price range, the Company fully expects to recover the remaining principal balance.

As of September 30, 1996, there are no other loans outstanding, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

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

Management reviews the loan loss analysis on a quarterly basis. A percentage of the allowance is allocated to pass credits, substandard, doubtful, loss and accounts receivable factoring. Management believes the current allowance of $1,373,000 is adequate and there is sufficient unallocated allowance to handle any unexpected problems within the portfolio.

The table below details changes in allowance for loan losses:

                                                         Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1996            1995
--------------------------------------------------------------------------------

Balance, beginning .............................    $ 1,243,000     $   727,000
     Provision charged to operating expense ....        275,000         420,000
     Recoveries of amounts charged off .........          5,000          30,000
     Less amounts charged off ..................       (150,000)        (61,000)
                                                    -----------     -----------
Balance, ending ................................    $ 1,373,000     $ 1,116,000
                                                    ===========     ===========

The schedule below shows the major categories of loan charge-offs and recoveries for the nine months ended September 30, 1996 and 1995:

NET CHARGE-OFFS                                            1996           1995
--------------------------------------------------------------------------------
Charge-Offs:
     Real estate loans
         Construction ..............................      $      0      $      0
         Residential ...............................             0             0
         Commercial ................................             0             0
     Commercial, financial and industrial ..........       150,000        60,000
     Commercial receivables financing ..............             0             0
     Loans to individuals ..........................             0         1,000
                                                          --------      --------
     Total .........................................       150,000        61,000
                                                          --------      --------

Less Recoveries:
     Real estate loans
         Construction ..............................      $      0      $      0
         Residential ...............................             0             0
         Commercial ................................             0             0
     Commercial, financial and industrial ..........         4,000        21,000
     Commercial receivables financing ..............             0             0
     Loans to individuals ..........................         1,000         9,000
                                                          --------      --------
     Total .........................................         5,000        30,000
                                                          --------      --------

Net Charge-Offs ....................................      $145,000      $ 31,000
                                                          ========      ========

The table below details the allocation by loan type of the allowance for loan losses at September 30, 1996:

                                                          Amount      Percentage
                                                        ----------    ----------
Real estate loans
     Construction ...............................       $   40,000         2.92%
     Residential ................................           10,000          .73%
     Commercial .................................           96,000         6.99%
Commercial, financial and industrial ............          975,000        71.01%
Commercial receivables financing ................          152,000        11.07%
Loans to individuals ............................          100,000         7.28%
                                                        ----------       -------
Total ...........................................       $1,373,000       100.00%
                                                        ==========       =======

Non-Interest Income

Total non-interest income for the first nine months of 1996 increased $316,000, or 29.95%, over the same period of 1995. The increase was primarily due to recorded gains on sales of securities.

Non-Interest Expense

Total non-interest expense increased by $265,000, or 4.12%, during the first nine months of 1996 as compared to the first nine months of 1995. This increase is due primarily to increased salary and employee benefit expenses due to normal salary increases and staff additions.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a sound liquidity position. The Company's primary sources of liquidity are its investment portfolio and federal funds sold. The Company's investment portfolio had an average balance of approximately $126,341,000 during the nine months ended September 30, 1996 and an average life of approximately 2 years. Federal funds sold maintained an average balance of approximately $7,274,000 during the nine months ended September 30, 1996. The Company's liquidity position is further enhanced by its core deposits which represent approximately 85% of total deposits at September 30, 1996. The Bank avoids the use of highly sensitive short-term funds such as brokered deposits and believes its deposits represent funding sources with safety in respect to both liquidity and earnings. The Company continues to meet the cash flow requirements of customers who are depositors desiring to withdraw funds and of borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends.

Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and conversely, its liquidity ratio has been high. At September 30, 1996, the net loan to deposit ratio was approximately 55.97%. The liquidity ratio, which is comprised of cash, federal funds sold and unpledged securities as a percent of total demand deposits stood at approximately 40.66% at September 30, 1996. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At September 30, 1996, outstanding loan commitments and letters of credit were approximately $54,838,000 and $2,350,000 respectively.

Net cash flow provided by operating activities remains positive for the nine months ended September 30, 1996 primarily due to favorable interest rate yields and continued growth in the loan portfolio. Management expects this trend to continue. Cash flows from investing activities was negative for the nine months ended September 30, 1996, primarily due to the funding of loans and capital expenditures. Cash flows from financing activities was positive for the nine months ended September 30, 1996, primarily due to an increase in federal funds purchased, which was partially offset by a decrease in demand deposits and securities sold under agreements to repurchase.

Capital Resources

On March 18, 1996, the Board of Directors declared a 15% stock dividend to be issued on April 19, 1996 to shareholders of record on April 2, 1996. Stock dividends have no effect on total capital. Stockholders' equity (exclusive of the net unrealized gain/loss of securities available for sale) as a percentage of total assets was approximately 10.70% at September 30, 1996 as compared to 9.62% at December 31, 1995.

As of September 30, 1996, the Company has completed construction on a two-story 17,000 square foot office complex located adjacent to its corporate headquarters site at Spring Mountain Road and Arville. The building offers approximately 13,000 square feet of class "A" office space. As of September 30, 1996, the Company has finalized lease agreements with tenants for approximately 5,200 square feet and negotiations to rent the remainder are ongoing. Management anticipates having the building fully occupied by the end of the current year. Construction of this facility was funded by cash flow from operations and had no significant impact on capital.

The Bank's newest branch located in the industrial area of North Las Vegas was officially open as of August 7, 1996 and is now serving customers located within that area. The Bank now has a total of five branches throughout the Las Vegas area. Construction of the branch was funded by cash flow from operations and had no significant impact on capital.

At September 30, 1996, the Bank's Tier 1 Core Capital to risk weighted assets was 17.07%, Total Capital to risk weighted assets was 17.89% and the leverage ratio was 10.18%, all above the current minimum guidelines of 4.0%, 8.0% and 4.0%, respectively, as established and defined by regulatory authorities. The Company's capital ratios are parallel to the Bank's.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At September 30, 1996, the Bank falls in the Well-capitalized category.

PART II - OTHER INFORMATION




                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN BANCORP OF NEVADA




DATED:   November 7, 1996                  /S/ James V. Bradham
      --------------------                --------------------------------------
                                          James V. Bradham
                                          President and Chief Executive Officer



DATED:   November 7, 1996                 /S/ Patricia L. Kirkwood
      --------------------                --------------------------------------
                                          Patricia L. Kirkwood
                                          Executive Vice President/Cashier