Form 10-K
period 1996-12-31
AMERICAN BANCORP OF NEVADA
filed 1997-03-13
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    Form10-K
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1996
                                                        OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _________________ to ___________________
                                              .

                         Commission File Number 0-181227

                           AMERICAN BANCORP OF NEVADA
             ------------------------------------------------------
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

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
-------------------                                     ------------------------
      None                                                        None

Securities registered pursuant to section 12(g) of the Act:

                             Common, $.05 par value
                             ----------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No  [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         As of March 10, 1997, the aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $72,575,880 computed using a price of $19.50 per share.

         The number of shares of Common Stock, $.05 par value outstanding as of March 10, 1997, according to the records of registrant's registrar and transfer agent was 3,721,840. .

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's proxy statement to be filed in conjunction with the annual meeting of the stockholders of the registrant to be held on April 21, 1997, are incorporated by reference into items 10 through 13 inclusive.

PART I

ITEM 1 - BUSINESS

         a.  General Development of Business

American Bancorp of Nevada ("Bancorp") was organized and incorporated under the laws of the State of Nevada on January 12, 1982, for the purpose of becoming a bank holding company by acquiring all of the outstanding capital stock of American Bank of Commerce ("Bank"). The reorganization of Bancorp was completed on August 5, 1982. Bancorp has three subsidiaries: Bank, a Nevada state-chartered bank headquartered in Las Vegas, Nevada; AmBank Financial, Inc. ("Financing Company") and AmBank Mortgage Company ("Mortgage Company").

Both  Financing   Company's  and  Mortgage   Company's   operations   have  been
substantially curtailed since 1985 and these entities are essentially inactive.

Bank was incorporated under the laws of the State of Nevada on June 8, 1979, and was licensed by the Nevada State Banking Department and commenced operations as a Nevada state-chartered bank on November 26, 1979. Bank is an insured bank under the Federal Deposit Insurance Act, with deposits insured up to the applicable limits thereof, but, like many state-chartered banks of its size, it is not a member of the Federal Reserve System.

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

Bank currently operates out of its head office at 4425 Spring Mountain Road, Las Vegas, Nevada, 89102. It also operates out of four branch offices, all located in Las Vegas, Nevada.

         b.    Financial Information About Industry Segments

Bancorp has no industry segments other than banking related operations.

         c.    Narrative Description of Business

Regulation and Supervision of the Holding Company

Upon the reorganization of Bank on August 5, 1982, Bancorp became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, (the "Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System, (the "Board"). Bank is currently subject to regulation by the Superintendent of Banks of Nevada and by the Federal Deposit Insurance Corporation ("FDIC"). Bank will remain under the supervision of these regulatory authorities.

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

The Board under Regulation "Y" permits bank holding companies to engage in non-banking activities closely related to banking or managing or controlling banks, subject to Board approval in certain cases.

Bancorp may also file applications to engage in or acquire businesses that are not on the Board's list of non-banking activity closely related to banking or managing or controlling banks. The Board will publish a notice of opportunity for hearing only if it believes that there is a reasonable basis for concurring in Bancorp's view that the activity applied for is closely related to banking. There has been litigation from time to time challenging the validity of certain activities authorized by the Board, and there are various regulations concerning permissible activities under consideration by the Board.

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

The banking business in Nevada, and in the market served by Bank, is highly competitive. Bank competes for loans and deposits with other commercial banks, savings banks, finance companies, credit unions, and other financial institutions. In addition, other entities (both governmental and private industry) seeking to raise capital through the issuance and sale of debt or equity securities, mutual funds, or tax deferred annuities also provide competition for Bank in the acquisition of deposits. Larger commercial banks have greater lending limits than Bank and may perform certain other functions which Bank does not currently offer.

In order to compete with other financial institutions in its primary service area, Bank relies principally upon local promotional activities, customer referrals, personal contact by its officers, directors, employees and shareholders, extended hours and specialized services. From 1994 through 1996, a total of five new banks opened in Las Vegas which are targeting Bank's customer market.

While there are twelve commercial banks in the service area, Bank believes its emphasis on customer service and personal contact set it apart from its competitors. Concentrating on the small to medium size business accounts effectively limits Bank's direct competition to six other banks.

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

Recent Legislation and Other Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the Nevada legislature and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Bancorp and Bank are impossible to predict. Certain of the potentially significant changes which have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one time assessment of approximately 65 basis points per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to Bank Insurance Fund ("BIF") deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

Effective September 28, 1995, Nevada allows for early interstate banking and authorizes out-of-state banks to enter Nevada by the acquisition of or merger with a Nevada bank that was in existence at September 28, 1995 or has been in existence for at least five years. Under the federally enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host state is allowed under IBBEA to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997. Nevada in enacting NRS 666.400 et seq. provides for the "opt-in" under IBBEA allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a Nevada bank.

On September 29, 1994, IBBEA was enacted which has eliminated many of the current restrictions to interstate banking and branching. The IBBEA permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995 without regard to whether such transaction is expressly prohibited under the laws of any state. The IBBEA's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retain the right to completely "opt out" of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.

The states that opt out must enact a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches. States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions. However, any state may waive the thirty percent provision for such state. In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") was enacted which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.

The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (the $100 million amount was amended to $250 million by the 1996 Act discussed above). The 1994 Act amends Federal Deposit Insurance Corporation Improvement Act of 1991 with respect to the Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies including the National Credit Union Administration Board is required to establish an internal regulatory appeals process for insured depository institutions within 6 months. In addition, the Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.

In the area of currency transaction reports, the 1994 Act requires the Secretary of the Treasury to allow financial institutions to file such reports electronically. The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on Bank Secrecy Act regulations must also be published on an annual basis.

On December 17, 1993, the President signed into law the Resolution Trust Corporation Completion Act to provide additional funding for failed savings associations under the jurisdiction of the Resolution Trust Corporation. In addition to providing such funding, the legislation, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from Savings Association Insurance Fund insurance to Bank Insurance Fund insurance or vice versa, and prohibits the FDIC from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution.

The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), which was signed into law on August 10, 1993, contains numerous tax and other provisions which may affect financial institutions and their businesses. The Budget Act contains a provision that establishes a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August 10, 1993. In addition, under the existing cross-guarantee provisions of federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution.

On December 19, 1991, the FDIC Improvement Act of 1991 (the "1991 Act") was signed into law. The 1991 Act provides for the recapitalization and funding of the Bank Insurance Fund of the FDIC. In addition, the 1991 Act includes many changes to banking law. Supervisory reforms provided under the 1991 Act include annual on-site full scope examinations of most insured institutions, additional audit and audit report requirements imposed on most insured institutions and a new annual report requirement for most insured institutions. Accounting reforms, including the prescription of accounting principles no less stringent than generally accepted accounting principles, and prescription of standards for the disclosure of off-balance sheet items, market value information and capital adequacy, are also provided for in the 1991 Act. In addition, the 1991 Act provides for a new rating system for insured institutions based on capital adequacy. Institutions will be categorized as critically undercapitalized, significantly undercapitalized, undercapitalized, adequately capitalized and well capitalized.

The FDIC has adopted definitions of how institutions will be ranked for prompt corrective action purposes. These definitions are as follows: (i) a well capitalized institution is one that has a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 10% and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level; (ii) an adequately capitalized institution is one that meets the minimum required capital adequacy levels but not that of a well capitalized institution; (iii) an undercapitalized institution is one that fails to meet any one of the minimum required capital adequacy levels but not as undercapitalized as a significantly undercapitalized institution; (iv) a significantly undercapitalized institution is one that has a total risk-based capital ratio of less than 6% and/or a leverage ratio of less than 3%; and (v) a critically undercapitalized institution is one with a leverage ratio of less than 2%.

The banking regulators will have broad powers to regulate undercapitalized institutions. Undercapitalized institutions must file capital restoration plans and are automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of its appropriate banking regulator.

Holding companies with undercapitalized institutions will be prohibited from capital distributions without the prior approval of the FRB. Definite drop dead dates are mandated under the 1991 Act for when critically undercapitalized insured institutions must go under receivership or conservator-ship.

The 1991 Act also requires the regulators to issue regulations in many areas of banking including prescribing safety and soundness standards as to internal controls, asset quality, earnings, stock valuation and executive compensation. Least cost resolution is mandated by the 1991 Act which will require the FDIC to use the least cost method case resolution. Beginning in 1995, the FDIC generally will not be permitted to cover uninsured depositors or creditors unless the President, Secretary of Treasury and the FDIC jointly determine that such is necessary to avoid systemic risk.

The 1991 Act also contains miscellaneous provisions including additional regulation of foreign banks, notification of branch closures, reduced assessments for lifeline account products, FDIC affordable housing program, Truth in Savings disclosure provisions, limitations on brokered deposits, restrictions on state bank nonbanking activities, risk-based assessments and deposit insurance limitations for certain accounts. The FDIC also adopted a risk-based assessment system for purposes of determining the insurance premium to be paid by a bank for FDIC deposit insurance. In addition, the 1991 Act requires that federal banking regulators take into account risks other than credit risks with respect to capital standards. On September 1, 1995, the federal banking regulators (other than the Office of Thrift Supervision ("OTS")) issued a final rule to take into account interest rate risk in calculating risk based capital. On June 26, 1996, a joint agency policy statement was issued by all of the federal banking regulators except the OTS to provide guidance on sound practices for managing interest rate risk. The agencies did not in the policy statement elect not to implement a standardized measure and quantitative capital charge, though the matter was left open for future implementation. Rather the policy statement provided standards for the banking agencies to evaluate the adequacy and effectiveness of a bank's interest rate risk management and guidance to bankers for managing interest rate risk. Specifically, effective interest rate risk management requires that there be (I) effective board and senior management oversight of the bank's interest rate risk activities, (ii) appropriate policies and practices in place to control and limit risks, (iii) accurate and timely identification and measurement of interest rate risk, (iv) an adequate system for monitoring and reporting risk exposures and (v) appropriate internal controls for effective interest rate risk management.

The Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 (the "Crime Bill"), signed into law on November 29, 1990, also expanded the enforcement powers of regulatory authorities. The Crime Bill increases fines and prison terms for various financial institution related crimes; appoints additional prosecutors; establishes a system of rewards for people providing information leading to the prosecution of financial institution crimes; mandates prison terms of ten years to life for "kingpins" of financial institution crimes; makes it a crime to obstruct the examination of a financial institution to conceal assets from a conservator or to impede conservatorship operations; provides for the forfeiture of assets obtained through bank crimes; prohibits persons convicted of bank crimes from engaging in certain transactions with financial institutions or regulatory agencies; and provides that liabilities arising from a breach of fiduciary duty to a financial institution or the breach of an agreement to maintain the institution's capital cannot be discharged in bankruptcy. Further, the Crime Bill prohibits a financial institution from prepaying the salary, liabilities or legal expenses of an affiliated party if such prepayments are made in contemplation of an institution's insolvency or if such prepayments will prevent normal payments from being made to the institution's creditors. Golden parachute and indemnification payments can also be prohibited by regulatory authorities in certain circumstances if the institution is insolvent, is in conservatorship or receivership, is in troubled condition, or has received a regulatory rating in one of the two lowest rating categories (or in contemplation of such events).

On August 9, 1989, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was signed into law. FIRREA provided funding in the range of many billions of dollars for the so-called "bailout" of insolvent or seriously undercapitalized savings and loans, reorganized the federal regulatory structure of the financial institution industry, and expanded the enforcement authority of banking supervisory agencies. Tighter regulatory standards are required under FIRREA for the performance of real estate appraisals, and FIRREA provides for greater examination and disclosure of an insured depository institution's compliance with the Community Reinvestment Act which deals with the institution's record of meeting the credit needs of its entire community including low and moderate income neighborhoods.

It is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or Nevada legislature.

A discussion of accounting changes is included under Management's Discussion and Analysis.

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

The Federal Reserve Board regulates the national supply of bank credit by open market dealings in United States government securities and changes in the discount rate on member bank borrowings. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short term and long term changes in the international trade balance, and the fiscal policies of the United States government. Future monetary policies, and the affect of such policies on the future business and earnings of Bancorp and Bank, cannot be predicted.

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

Commercial Mortgages: Such loans are used to fund the re-finance or acquisition of commercial property, which is typically owner occupied, or where the owner occupies a significant portion of the property. These properties are usually of the office-warehouse configuration. Funding of speculative or income properties is very limited. Risks include, but not limited to, over-advance on collateral, single-purpose structure, environmental hazards, and commercial real estate market conditions.

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

Investment Policy

At December 31, 1996, Bancorp had approximately $121,876,000 in its investment portfolio. As part of Bank's normal operation, deposits not used to fund loans are invested in a variety of securities offered by the Federal Government and certain of its agencies, as well as municipalities. The general philosophy of the Bank is to invest for relatively short periods of time and not try to outguess the market. The stated policy of the Bank is that 70% of the portfolio must mature within three years. The policy also stipulates allowable levels of investments and, in the case of municipal bonds, the acceptable ratings required. While there is interest rate risk involved with any investment, the short term nature of the portfolio minimizes Bank's exposure to substantial fluctuations in interest rates. Additionally, management maintains the majority of the investment portfolio on a fixed rate basis. When purchasing municipal bonds, Bank attempts to offset the credit risk by demanding sufficient spreads to government bonds to compensate for the risk of default. At December 31, 1996, the portfolio is comprised of approximately 56% Treasuries and Agencies, 23% Collateralized Mortgage Obligations issued by Government Agencies and 18% Municipal Bonds.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 95% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $120,401,000 reprices immediately upon a change in the base rate.

Investments: Total investments represent approximately 38% of total assets at December 31, 1996. In administering the investment portfolio, management adheres to the Company's "Investment Portfolio Policy and Guidelines", "Asset/Liability Policy" and "Interest Rate Risk Policy". These internal policy guidelines dictate the average life of at least 70% of the investment portfolio to be no greater than three years. The actual average life of the portfolio at December 31, 1996 was approximately 1.92 years. This strategy of maintaining short maturities provides maximum flexibility in managing fluctuating interest rates. Additionally, the majority of the investment portfolio is of a fixed rate nature. This enables management to provide an underlying level of income, irrespective of changes in interest rates. Diversification for all areas of investments is a key element in interest rate risk. Management monitors the investment portfolio to ensure that an appropriate balance is maintained in terms of both maturity and type of investment instrument. Monitoring is aided by the use of a computer program, specializing in Asset/Liability Management and Interest Rate Risk.

Deposits: Management discourages use of long-term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one-year maturities, with the exception of 18 month IRAs and SEPs. At December 31, 1996, approximately 61% of time deposits had a maturity of three months or less. Due to the large concentration of business accounts, approximately 44% of all deposits at December 31, 1996 are non-interest bearing.

The above factors provide management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Employees

Bancorp, together with its subsidiaries, had 116 full-time equivalent employees as of January 1, 1997.

         d. Financial Information About Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2 - PROPERTIES

Bancorp operates out of Bank's head office located at 4425 Spring Mountain Road, Las Vegas, Nevada, 89102. The Bank also operates branch offices located at 727 South 9th Street, Las Vegas, Nevada, 89104, 1690 East Flamingo, Las Vegas, Nevada, 89119, 2980 West Sahara Avenue, Las Vegas, Nevada, 89102 and at 4050 Losee Road, North Las Vegas, Nevada, 89030. The Spring Mountain, West Sahara and Losee Road properties are owned by Bank, the construction of which was provided by internal available funds. The premises for the South 9th and East Flamingo branches are leased. The rental payments for 1996 made for all premises total $206,456. Leases for the South 9th Street and East Flamingo offices terminate August 31, 2001 and November 30, 2006, respectively.

During the third quarter of 1996, the Company completed construction on a two-story 16,000 square foot office complex located adjacent to its corporate headquarters site which now houses its Financial Services department. The building also offers additional leasing opportunities with approximately 13,000 rentable square feet of class "A" office space. As of December 31, 1996, the Company had finalized lease agreements with tenants for approximately 10,600 square feet. Negotiations to rent the remainder are ongoing. Management anticipates having the building fully occupied by the second quarter of 1997. Plans are underway for a third building at the Company's corporate headquarters site. The building will be designed to accommodate the Check Processing and Data Processing departments as well as drive-up windows. The Bank's newest branch facility located in the industrial area of North Las Vegas was officially open as of August 7, 1996 and is now serving customers located within that area. This newest branch consists of approximately 5,000 square feet with two drive up windows. The Bank now has a total of five branches throughout the Las Vegas area. Construction of both facilities was funded by cash flows from operations and had no significant impact on capital. During the fourth quarter of 1996 the Company purchased approximately 2.22 acres of raw land in the southwest area of Las Vegas and anticipates opening another branch office during 1997. This would make a total of six branches in the Las Vegas Valley area. Construction of the new processing center and branch will be funded through cash flows from operations. The impact on capital is not expected to be significant.


ITEM 3 - LEGAL PROCEEDINGS

No material legal proceedings are pending against Bancorp or its subsidiaries other than ordinary, routine litigation incidental to the business of Bancorp and its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a.    Market Information

The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ stock market under the symbol:ABCN.


The following table sets forth certain stock quotations for each quarterly period since January 1, 1995. Stock prices represent the range of high and low quotations from the National Association of Securities Dealers, Inc. Such market quotations may not represent actual transactions. Amounts have been adjusted to reflect stock splits and stock dividends.

                                                            Stock Price
                                                    ----------------------------
              Quarter Ended                            High               Low
------------------------------------------          ---------          ---------

March, 1997 (through March 10, 1997) .....          $   20.50          $   15.25
December, 1996 ...........................          $   17.50          $   15.00
September, 1996 ..........................          $   18.25          $   13.00
June, 1996 ...............................          $   24.00          $   16.50
March, 1996 ..............................          $   20.00          $   15.00
December, 1995 ...........................          $   16.00          $   12.75
September, 1995 ..........................          $   13.00          $   12.25
June, 1995 ...............................          $   13.00          $   12.00
March, 1995 ..............................          $   14.50          $   12.25

         b. Holders

The approximate number of holders of Bancorp's common stock is based on the number of record holders as of December 31, 1996, and is 650.

         c.    Dividends

On March 18, 1996, the Board of Directors of the Company declared a 15% stock dividend on the outstanding shares of common stock of the Company, effective on April 9, 1996 to stockholders of record on April 2, 1996. On March 20, 1995 the Board of Directors of the Company declared a four-for-three stock split on the outstanding shares of common stock of the Company, effective on April 11, 1995 to stockholders of record on April 4, 1995. On March 21, 1994 the Board of Directors of the Company declared a 15% stock dividend on the outstanding shares of common stock of the company effective on April 12, 1994 to stockholders of record on April 5, 1994.

It is the policy of Bancorp to pay cash dividends to shareholders only when it is prudent to do so and Bancorp's performance justifies such action. Accordingly, no assurance can be given that cash dividends will ever be declared by Bancorp. At this time, it is not the intention of Bancorp to declare cash dividends for the foreseeable future.

State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank's stockholders' equity and allowance for loan losses to be at least 6% of the average of the Bank's total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $14,175,000 and $12,367,500 of the Bank's stockholders' equity was restricted at December 31, 1996 and 1995, respectively.

ITEM 6 - SELECTED FINANCIAL DATA

At Year-End                                       1996            1995             1994             1993           1992
                                             -------------   -------------    -------------    -------------   -------------

Total Securities (2) .....................   $ 121,875,695   $ 120,589,071    $ 115,800,375    $ 111,322,628   $  83,301,300
Total Net Loans ..........................     125,426,641      93,244,167       75,378,085       65,057,540      56,123,073
Total Assets .............................     317,854,123     276,690,628      227,419,250      210,463,073     178,243,042


Total Deposits ...........................     248,595,953     211,523,839      192,811,233      173,664,075     154,909,321

Total Stockholders' Equity (2) ...........      31,651,410      26,888,923       20,131,146       17,928,913      15,415,916

For the Year

Total Interest Income ....................   $  20,272,630   $  19,408,247    $  14,416,296    $  11,298,826   $   9,872,039
Total Interest Expense ...................       5,792,329       6,015,423        3,323,811        2,768,571       2,891,802
Net Interest Income ......................      14,480,301      13,392,824       11,092,485        8,530,255       6,980,237
Provision for Loan Loss ..................         375,000         570,000           20,000          130,000         150,000
Securities Gain/(Loss) ...................         307,258         (19,922)        (246,245)         349,066         399,772
Income before cumulative
  effect of change in
  accounting principle (1) ...............       4,877,378       4,107,091        3,314,281        2,222,168       1,831,252
Net Income ...............................       4,877,378       4,107,091        3,314,281        2,307,168       1,831,252

Per Share Data (4)

Income before cumulative
 effect of change in
 accounting principle (1) ................   $        1.28   $        1.10    $         .90    $         .63   $         .54
Net Income ...............................            1.28            1.10              .90              .65             .54
Cash Dividends (none paid)
Book value per share (2) (3) .............            8.51            7.20             6.10             5.19            4.56

(1) Federal Income Taxes

Effective January 1, 1993, Bancorp adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changed Bancorp's method of accounting for income taxes to an asset and liability approach. Prior to 1993, Bancorp accounted for income taxes under Statement of Financial Accounting Standards No. 96 (SFAS96).

(2) FAS 115

Book value for 1996, 1995 and 1994 is calculated exclusive of an adjustment to total capital of $16,000, $284,000 and ($1,987,500) respectively, net of tax effect, as a result of FAS 115, which requires banks to "Mark to Market" those investment securities it has designated as "available-for-sale". All securities within the Company's investment portfolio were classified as "available-for-sale" at December 31, 1996 and 1995.

(3) Book value per share is based on the actual number of outstanding shares at December 31.

(4) Amounts have been adjusted to reflect the effect of stock splits and stock dividends.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)

ASSETS                                                      1996
                                             -----------------------------------
                                              Average
                                              Balance     Interest  % Yield/Rate
                                             ---------   ---------- ------------
                                                                          (1)

Loans (2)(3) .............................   $ 106,221   $   12,592      11.85
Securities: (4)
     Taxable - AFS (5) ...................     100,642        6,113       6.07
     Non-taxable - AFS ...................      24,697        1,180       4.78
Federal Funds Sold .......................       7,340          388       5.29
                                             ----------------------


Total Interest Earning Assets ............     238,900       20,273       8.49
                                             ----------------------

Cash & Due From Banks ....................      27,105
Premises and Equipment, net ..............      11,516
Other ....................................       3,826
                                             ---------

Total Non-Interest Earning ...............      42,447
                                             ---------
Total Assets .............................     281,347
                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposit ..........   $  94,637    $   3,429       3.62
Savings Deposits .........................      15,462          530       3.43
Time Deposits ............................       9,718          417       4.29
Repurchase Agreements ....................      37,627        1,416       3.76
                                             ----------------------

Total Interest Bearing Liabilities .......     157,444        5,792       3.68
                                             ----------------------
Non-Interest Bearing Deposits ............      92,188
Other ....................................       1,856
                                             ---------
Total Non-Interest Bearing Liabilities ...      94,044
Stockholders' Equity .....................      29,859
                                             ---------
Total Liabilities and Stockholders' Equity     281,347
                                             ========

Net Interest Earned                                          14,481
                                                             ======

Net Yield On Interest Earning Assets                                      6.06

(1) The yield/rate is calculated by dividing interest earned/paid by the average balance. The presentation is not on a tax equivalent basis.

(2) Loan fees are included in the interest yield calculation. Loan fees for the year ended December 31, 1996 are $1,715,000. The interest yield excluding fees is 10.24%. (3) Non-accrual loans are included in the interest yield calculation. The daily average of non-accrual loans for 1996 is $209,242.
     (4) Yield is calculated by dividing the interest earned by the average historical cost (not market value) of the securities. (5) Other interest bearing accounts having an average balance of $5,500,000 are included in taxable securities.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)

ASSETS                                                       1995
                                                --------------------------------
                                                Average
                                                Balance    Interest % Yield/Rate
                                               ---------  --------- ------------
                                                                          (1)

Loans (2)(3)...........................        $   89,663  $ 11,564      12.90
Securities: (4)
     Taxable - AFS (5) ................            95,234     6,043       6.35
     Taxable - HTM ....................               655        48       7.33
     Non-taxable - AFS ................             6,170       291       4.72

     Non-taxable - HTM ................            22,738     1,071       4.71

Federal Funds Sold ....................             6,735       391       5.81
                                               --------------------
Total Interest Earning Assets .........           221,195    19,408       8.77
                                               --------------------

Cash & Due From Banks .................            22,094
Premises and Equipment, net ...........             9,738
Other .................................             3,113
                                               ----------
Total Non-Interest Earning ............            34,945
Total Assets ..........................           256,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposit .......         $  98,210  $   3,889      3.96
Savings Deposits ......................            17,709        632      3.57
Time Deposits .........................            11,618        476      4.10
Repurchase Agreements .................            24,217      1,018      4.20
                                                --------------------
Total Interest Bearing Liabilities ....           151,754      6,015      3.96
                                                --------------------
Non-Interest Bearing Deposits .........            78,531
Other .................................             1,524
                                                ---------
Total Non-Interest Bearing Liabilities.            80,055
Stockholders' Equity ..................            24,331
                                                ---------
Total Liabilities and Stockholders'
  Equity ..............................           256,140
                                                =========
Net Interest Earned                                          13,393
                                                             ======
Net Yield On Interest Earning Assets                                       6.05

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

(5) Other interest bearing accounts having an average balance of $6,400,000 are included in taxable securities.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY (In Thousands)

ASSETS                                                      1994
                                              ----------------------------------
                                              Average
                                              Balance    Interest   % Yield/Rate
                                             ---------   ---------  ------------
                                                                         (1)

Loans (2)(3) .............................   $  69,084   $   8,307      12.02
Securities: (4)
     Taxable - AFS (5) ...................      79,328       4,270       5.38
     Taxable - HTM .......................         807          60       1.43
     Non-taxable - AFS ...................       4,628         211       4.56
     Non-taxable - HTM ...................      32,211       1,376       4.27
Federal Funds Sold .......................       4,876         192       3.94
                                             ---------------------
Total Interest Earning Assets ............   $ 190,934   $  14,416       7.55
                                             ---------------------

Cash & Due From Banks ....................      21,318
Premises and Equipment, net ..............       9,303
Other ....................................       2,605
                                             ---------
Total Non-Interest Earning ...............      33,226
                                             ---------
Total Assets .............................   $ 224,160
                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposits .........   $  83,469   $   2,107       2.52
Savings Deposits .........................      18,095         502       2.77
Time Deposits ............................      10,814         331       3.06
Repurchase Agreements ....................      13,785         384       2.79
                                             ---------------------
Total Interest Bearing Liabilities .......   $ 126,163   $   3,324       2.63
                                             ---------------------

Non-Interest Bearing Deposits ............      76,594
Other ....................................         962
                                             ---------
Total Non-Interest Bearing Liabilities ...      77,556
                                             ---------
Stockholders' Equity .....................      20,441
                                             ---------
Total Liabilities and Stockholders' Equity   $ 224,160
                                             =========
Net Interest Earned ......................               $  11,092
                                                         =========
Net Yield On Interest Earning Assets .....                               5.81

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

(5) Other interest bearing accounts having an average balance of $3,300,00 are included in taxable securities.

I.    INTEREST DIFFERENTIAL (In Thousands)

ASSETS                                     1996 Compared to 1995
----------------------------------------------------------------------

                                       Total       Volume   Yield/Rate
                                       Change     Variance   Variance
                                       -------    --------  ----------
                                                                (2)

Loans (1) ..........................   $ 1,028    $ 2,136    $(1,108)
Securities:
     Taxable .......................        22        302       (280)
     Non-taxable ...................      (182)      (198)        16
Federal Funds Sold .................        (3)        35        (38)
                                       -------    -------    -------

Total Interest Earning Assets ......   $   865    $ 2,275    $(1,410)
                                       =======    =======    =======

LIABILITIES

Interest Bearing Demand Deposits ...   $  (460)   $  (141)   $  (319)
Savings Deposits ...................      (102)       (80)       (22)
Time Deposits ......................       (59)       (78)        19
Repurchase Agreements ..............       398        564       (166)
                                       -------    -------    -------
Total Interest Bearing Liabilities .   $  (223)   $   265    $  (488)
                                       =======    =======    =======

(1) Interest accrued on all non-accruing loans has been reversed for the current year and the income accounts adjusted accordingly.

(2)  The rate/volume variance is included in the rate variance.

ASSETS                                      1995 Compared to 1994
-----------------------------------------------------------------------
                                        Total       Volume   Yield/Rate
                                        Change     Variance   Variance
                                        -------    --------  ----------
                                                                 (2)

Loans (1) ...........................   $ 3,257    $ 2,475    $   782
Securities:
     Taxable - AFS ..................     1,773        856        917
     Taxable - HTM ..................       (12)       (11)        (1)
     Non-taxable - AFS ..............        80         70         10
     Non-taxable - HTM ..............      (305)      (405)       100
Federal Funds Sold and ..............       199         73        126
                                        -------    -------    -------

Total Interest Earning Assets .......   $ 4,992    $ 3,058    $ 1,934
                                        =======    =======    =======


LIABILITIES

Interest Bearing Demand Deposits ....   $ 1,782    $   372    $ 1,410
Savings Deposits ....................       130        (11)       141
Time Deposits .......................       145         25        120
Repurchase Agreements ...............       634        291        343
                                        -------    -------    -------

Total Interest Bearing Liabilities ..   $ 2,691    $   677    $ 2,014
                                        =======    =======    =======

(1) Interest accrued on all non-accruing loans has been reversed for the current year and the income accounts adjusted accordingly.

(2)  The rate/volume variance is included in the rate variance.

II.    INVESTMENT PORTFOLIO

The following table shows the contractual maturity distribution by carrying amount and weighted average yield to maturity of Bancorp's investment portfolio at December 31, 1996.

Available for Sale

                             Less than One Year   One through Five Years   Five through Ten Years      Over Ten Years      Total
                            Amount       %Yield   Amount         %Yield    Amount          %Yield    Amount    %Yield      Amount
                         -----------------------------------------------------------------------------------------------------------
Equity securities (2)    $  3,000,000      4.98                                                                          $ 3,000,000
3,000,000
U.S. Treasury and
other U.S. govt.
agencies and
corporations (1)           34,286,270      6.00   33,090,389      6.19       405,510        9.73            0        0    67,782,169

Obligations of states
and political
subdivisions                6,317,090      4.62   13,345,882      4.87     2,843,098        5.05            0        0    22,506,070

Collateralized Mortgage
obligations                 6,890,540      6.29   20,778,786      6.21       416,730        5.16            0        0    28,086,056

Other securities              501,400      5.87            0        0              0           0            0        0       501,400
                          -----------            -----------              ----------                ---------           ------------
Total                     $50,995,300            $67,215,057              $3,665,338                $       0           $121,875,695
                          ==========================================================================================================

Maturities may differ from contractual maturities in collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalties. Yields on tax exempt securities are not calculated on a tax equivalent basis.

(1)  Structured  notes with a balance of  $8,279,949  at  December  31, 1996 are
     included  in  U.S.  Treasury  and  other  U.S.   government   agencies  and
     corporations.

(2) Equity securities consist of Dutch Auction rate preferred stocks which bear interest and generally have an average maturity of 49 days from the date of issuance.

The following table shows the carrying amount of the Company's investment portfolio at December 31, 1995 and 1994.

                                                  1995                  1994
                                                  Total                 Total
                                                  Amount                Amount
                                               ------------         ------------
                                                      Available for Sale
                                               ---------------------------------

Equity securities ....................         $  5,479,711         $  8,000,000

U.S. Treasury and other U.S. govt
  agencies and corporations ..........           69,587,402           65,392,565

Obligations of states and political
  subdivisions .......................           25,909,258            4,692,411

Collateralized mortgage obligations ..           18,881,783            9,917,073

Other securities .....................              730,917            1,195,121
                                               ------------         ------------
Total ................................         $120,589,071         $ 89,197,170
                                               ============         ============

                                                                Held to Maturity
                                                                ----------------
Obligations of states and political
  subdivisions ........................................            $26,603,205
                                                                   -----------
Total .................................................            $26,603,205
                                                                   ===========

III.LOAN PORTFOLIO

A.  The composition of Bancorp's loan portfolio is as follows:

                                                           1996              1995           1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
     Construction ..................................    $ 24,105,582    $ 15,113,573    $ 19,675,572    $ 12,391,794    $ 13,053,544
     Residential ...................................      11,594,713      10,643,190       6,907,000       8,983,865       5,972,420
     Commercial ....................................      48,274,044      34,627,184      28,164,512      24,716,731      17,175,380
                                                        ----------------------------------------------------------------------------
Total Real Estate Loans ............................      83,974,339      60,383,947      54,747,084      46,092,390      36,201,344
                                                        ----------------------------------------------------------------------------

Commercial, financial and industrial loans .........      35,428,680      24,875,838      17,875,351      16,742,024      18,134,842
Commercial receivables financing ...................       3,329,322       2,396,952               0               0               0
Loans to individuals ...............................       4,977,794       7,340,220       4,156,000       3,447,244       2,824,022
                                                        ----------------------------------------------------------------------------
                                                         127,710,135      94,996,957      76,778,435      66,281,658      57,160,208

Less unearned net loans fees .......................         972,058         510,170         673,451         574,866         512,693
                                                        ----------------------------------------------------------------------------
Total Loans ........................................    $126,738,077    $ 94,486,787    $ 76,104,984    $ 65,706,792    $ 56,647,515
                                                        ============================================================================

B.   Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate - construction loans outstanding as of December 31, 1996 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY

                                                     One Year or Less  One Through Five Years   After Five Years             Total
                                                     ----------------  ----------------------   ----------------          ----------
1996
----

Commercial, Financial and Industrial .......           $24,724,507           $10,092,199           $   611,974           $35,428,680

Real Estate - Construction .................            23,564,996               540,586                     0            24,105,582
                                                       -----------           -----------           -----------           -----------
Total ......................................           $48,289,503           $10,632,785           $   611,974           $59,534,262
                                                       ===========           ===========           ===========           ===========

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

Loans Due After One Year                            1996
---------------------------                      -----------

Fixed or Predetermined Rate                      $ 1,257,948

Floating or Adjustable Rate                        9,986,811

Total                                            $11,244,759

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

                                  Non-Accrual  Past Due 90   Troubled Debt
            December 31             Amount     Days or More  Restructuring
            -----------           ----------------------------------------

            1996                   $700,171     $      0     $      0
            1995                    765,961            0            0
            1994                          0        5,000            0
            1993                     56,000            0            0
            1992                    705,000      525,174            0

Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid.

The gross interest income that would have been recorded on non-accrual loans for the year ended December 31, 1996 if the loans had been current in accordance with their original terms is $23,545. The amount of interest income on those loans that was included in net income for the year ended December 31, 1996 is $96,447.

2.   Potential Problem Loans

     As of December 31, 1996 there are no loans outstanding, excluding those identified in Item III.C.1. above, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

3.   Foreign Outstandings

     The Bancorp did not have any foreign loans outstanding for the years ended December 31, 1996, 1995, or 1994.

4.   Loan Concentrations

     The loan portfolio is concentrated in the Southern Nevada area. Within the portfolio there is a concentration in real estate lending, with commercial real estate lending representing approximately 38% of total loans and construction lending at 19%. All real estate loans are secured with 1st trust deeds with conservative loan-to-value ratios supported by current appraisals. Commercial real estate loans are on predominantly owner-occupied properties, or where the owner occupies a significant portion of the property. Land values in the Las Vegas area continue to increase as the population of the area reflects strong growth. Construction loans are primarily for small to medium tracts of SFRs in the $100M-$135M range. Concentrations are reviewed quarterly to control lending on speculative projects. Land loans represent a small portion of real estate lending, are conservatively underwritten, and are often made in connection with project development.

D.   Other Interest Bearing Assets

     As of December 31, 1996, Bancorp had no other interest bearing assets that would be required to be disclosed under Item III.C.1 or III.C.2, if such assets were loans.

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

                                                            1996           1995            1994            1993            1992
                                                        -----------    -----------     -----------     -----------     -----------
Allowance for Loan Losses, January 1 ................   $ 1,242,620    $   726,899     $   649,252     $   524,442     $   452,923

Deduct:
     Loans Charged Off During the Year ..............      (315,889)       (86,409)       (14,684)       (122,860)        (92,595)
     Less Recoveries of Losses Previously Charged-Off         9,705         32,130          72,331         117,670          14,114
                                                        -----------    -----------     -----------     -----------     -----------
     Net Loans Charged-Off ..........................       306,184         54,279         (57,647)          5,190          78,481
                                                        -----------    -----------     -----------     -----------     -----------
Allowance Prior to Additions ........................       936,436        672,620         706,899         519,252         374,442
                                                        -----------    -----------     -----------     -----------     -----------

Additions to Allowance Charged to Operating Expense .       375,000        570,000          20,000         130,000         150,000
                                                        -----------    -----------     -----------     -----------     -----------

Allowance for Loan Losses, December 31 ..............   $ 1,311,436    $ 1,242,620     $   726,899     $   649,252     $   524,442
                                                        ===========    ===========     ===========     ===========     ===========

Ratio of Net Charge-Offs to Average Loans Outstanding           .29%          .06%            (08%)           .01%            .16%
                                                        ===========    ===========     ===========     ===========     ===========

The schedule below shows the major categories of loan charge-offs and recoveries for the years 1996, 1995, 1994, 1993 and 1992.

NET CHARGE-OFFS                                                 1996            1995          1994             1993           1992
------------------------------------------------------------------------------------------------------------------------------------
Charge-Offs:
     Real estate loans
              Construction .............................       $      0       $      0       $      0        $ 28,400
                                                                                                                            $      0
              Residential ..............................              0              0              0               0              0
              Commercial ...............................              0              0              0               0              0
     Commercial, financial and industrial ..............        309,939         64,348         12,049          23,875         90,043
     Commercial receivables financing ..................              0              0              0               0              0
     Loans to individuals ..............................          5,950         22,061          2,635          70,585          2,552
                                                               --------       --------       --------       ---------       --------
     Total .............................................        315,889         86,409         14,684         122,860         92,595
                                                               --------       --------       --------       ---------       --------
Less Recoveries:
     Real estate loans
              Construction .............................              $             0$       0$28,400        $ 80,000       $      0
              Residential ..............................              0              0              0               0              0
              Commercial ...............................              0              0              0               0          1,753
         Commercial, financial and industrial ..........          8,323         22,545         28,588          27,325         11,300
     Commercial receivables financing ..................              0              0              0               0              0
     Loans to individuals ..............................          1,382          9,585         15,343          10,345          1,061
                                                               --------       --------       --------        --------       --------
     Total .............................................          9,705         32,130         72,331         117,670         14,114
                                                               --------       --------       --------        --------       --------
Net Charge-Offs ........................................       $306,184       $ 54,279       $(57,647)       $  5,190       $ 78,481
                                                               ========       ========       ========        ========       ========

B. Allocation of the allowance for loan losses

                                                    1996 REPORTED PERIOD
                                                  -------------------------
                                                              % Of Loans In
Balance at End of                                            Each Category
Period Applicable to:                               Amount   To Total Loans
                                                  ---------- --------------
Real estate loans:
     Construction .............................   $  245,908      18.9%
     Residential ..............................       39,607       9.1%
     Commercial ...............................      511,984      37.8%
Commercial, financial and industrial loans ....      429,624      27.7%
Commercial receivables financing ..............       33,958       2.6%
Loans to individuals ..........................       50,355       3.9%
                                                  ---------------------
Total .........................................   $1,311,436       100%
                                                  =====================

                                                 1995 REPORTED PERIOD
Real estate loans:
     Construction ............................   $  197,695      15.9%
     Residential .............................      139,220      11.2%
     Commercial ..............................      452,944      36.5%
Commercial, financial and industrial loans ...      325,392      26.2%
Commercial receivables financing .............       31,354       2.5%
Loans to individuals .........................       96,015       7.7%
                                                 ---------------------
Total ........................................   $1,242,620       100%
                                                 =====================

                                                  1994 REPORTED PERIOD
Real estate loans:
     Construction ............................   $  186,278      25.6%
     Residential .............................       65,392       9.0%
     Commercial ..............................      266,647      36.7%
Commercial, financial and industrial loans ...      169,235      23.3%
Commercial receivables financing .............            0       0.0%
Loans to individuals .........................       39,347       5.4%
                                                 ---------------------
Total ........................................   $  726,899       100%
                                                 =====================

                                                  1993 REPORTED PERIOD
Real estate loans:
     Construction ............................   $  121,382      18.7%
     Residential .............................       88,000      13.6%
     Commercial ..............................      242,109      37.3%
Commercial, financial and industrial loans ...      163,994      25.3%
Commercial receivables financing .............            0       0.0%
Loans to individuals .........................       33,767       5.1%
                                                 ---------------------
Total ........................................   $  649,252       100%
                                                 =====================

                                                  1992 REPORTED PERIOD
Real estate loans:
     Construction ............................   $  119,766      22.9%
     Residential .............................       54,797      10.4%
     Commercial ..............................      157,583      30.0%
Commercial, financial and industrial loans ...      166,386      31.8%
Commercial receivables financing .............            0       0.0%
Loans to individuals .........................       25,910       4.9%
                                                 ---------------------
Total ........................................   $  524,442       100%
                                                 =====================

V.   DEPOSITS

     A. The table below shows the average daily balance of deposits by type for the years ended December 31, 1996, 1995 and 1994.

                                                 1996 Average     Average
(In Thousands)                                     Balance       Rate Paid
                                                 ------------    ---------

Non-Interest Bearing Demand Deposits ...........   $ 92,188             0%
Interest Bearing Demand Deposits ...............     94,637          3.62%
Time Deposits ..................................      9,718          4.29%
Savings Deposits ...............................     15,462          3.43%
                                                   --------
Total ..........................................   $212,005
                                                   ========

                                                 1995 Average      Average
                                                   Balance        Rate Paid
                                                 ------------     ---------

Non-Interest Bearing Demand Deposits ...........   $ 78,531             0%
Interest Bearing Demand Deposits ...............     98,210          3.96%
Time Deposits ..................................     11,618          4.10%
Savings Deposits ...............................     17,709          3.57%
                                                   --------
Total ..........................................   $206,068
                                                   ========

                                                 1994 Average      Average
                                                   Balance        Rate Paid
                                                 ------------     ---------

Non-Interest Bearing Demand Deposits ...........   $ 76,594              0%
Interest Bearing Demand Deposits ...............     83,469           2.52%
Time Deposits ..................................     10,814           3.06%
Savings Deposits ...............................     18,095           2.77%
                                                   --------
Total ..........................................   $188,972
                                                   ========

The Bank's customer base is primarily comprised of small-to-mid-sized businesses and professionals. The Bank is precluded by regulation from paying interest on a majority of these business accounts. The Bank does, however, provide services in the form of computer hardware and software, armored transport and other ancillary services to certain depositors. During 1996, services of approximately $218,886 were provided for customers with average balances of approximately $91,745,732. The value of the services represented .24% of the customers' average deposit balances. During 1995, services of approximately $197,553 were provided for customers with average balances of approximately $83,327,935, which represented .23% of the customers' average deposit balance.

B.   Not applicable.

C.   Not applicable.

D. Maturities of time certificates of deposit of $100,000 or more at December 31, 1996.

     Maturity                                                1996
     ---------------------------------------------------------------
     3 Months or Less                                     $5,602,465
     3 to 6 Months                                         1,035,681
     6 to 12 Months                                          708,539
     Over 12 Months                                          471,289
                                        Total             $7,817,974


E.   Not applicable.

VI.  RETURN ON EQUITY AND ASSETS

     The table below shows various key ratios including return on equity and return on assets.

                                                          1996     1995    1994
--------------------------------------------------------------------------------

Return on Assets
(Net Income Divided by Average Total Assets) .........    1.73%    1.60%   1.48%

Return on Equity
(Net Income Divided by Average Equity) ...............   16.33%   16.88%  16.21%

Cash Dividend Payout Ratio ...........................       0%       0%      0%

Equity to Assets Ratio
(Average Equity Divided by Average Total Assets) .....   10.61%    9.50%   9.12%

VII. SHORT-TERM BORROWINGS

     At December 31, 1996, 1995 and 1994, short-term borrowings were in the form of repurchase agreements with a one-day maturity.

                                Weighted-average     Average   Weighted-average
                  Balance        interest rate       balance     interest rate
                  Dec. 31.          Dec. 31.         for year      for year
                  --------------------------------------------------------------

     1996         $36,440,370        4.01%         $37,626,801       3.76%
     1995         $36,748,550        4.16%         $24,217,033       4.20%
     1994         $13,779,992        3.30%         $13,784,883       2.79%

     The maximum amount of total outstanding repurchase agreements at any month-end during the years ended December 31, 1996, 1995 and 1994 is as follows:

                        Month                   Amount
                       --------              -----------

     1996              November              $45,488,185
     1995              December              $36,748,550
     1994              August .              $19,110,866



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of American Bancorp of Nevada. The consolidated financial statements include American Bancorp of Nevada (the "Company"), and the accounts of its wholly-owned subsidiaries, American Bank of Commerce (the "Bank"), AmBank Financial, Inc., and AmBank Mortgage Company.

Liquidity and Asset/Liability Management

Adequate liquidity and maintenance of an appropriate balance between rate sensitive earning assets and liabilities are the principal functions of asset/liability management of a banking organization. Liquidity management involves the ability to meet the cash flow requirements of customers who are depositors desiring to withdraw funds and borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are constantly monitored for any adverse trends. Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and, conversely, its liquidity ratio has been high. At December 31, 1996, the net loan to deposit ratio was approximately 50%. The Bank's primary sources of liquidity are total cash and due from banks, other interest bearing accounts, federal funds sold, and its available-for-sale securities. The liquidity ratio, which is comprised of total cash and cash equivalents and unpledged securities as a percent of total demand deposits, stood at approximately 45.75% at December 31, 1996 and 57.93% at December 31, 1995.

Management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income during periods of changing interest rates. Effective asset/liability management enabled the Bank to maintain desired levels of liquidity and capital while protecting against the possible negative impact of interest rate volatility. The Bank avoids the use of highly sensitive short-term funds such as brokered deposits and believes its deposits represent funding sources with safety in respect to both liquidity and earnings, and permits the maintenance of an appropriate relationship between the cost and maturity of liabilities and the yield and maturity of assets. Net cash flow from operations continues to remain positive primarily due to favorable interest rate yields and growth in the loan portfolio. As loan growth continues, the loan to deposit ratio may rise but there is substantial room to increase the loan portfolio without impeding the liquidity ratio. The increase in deposits provided the major funding from financing activities. It is anticipated that deposits will continue to steadily increase as the Bank opens additional branches and the local economy continues its growth.

Capital Resources

Capital increases will continue to be provided by earnings. Capital growth, exclusive of net unrealized gains/losses on available-for-sale securities, for the year ended December 31, 1996 was 18.91% compared to 20.28% for the same period of 1995. While there are no definite plans to issue additional common stock, shareholders approved a 15% stock dividend during 1996, a four-for-three stock split during 1995 and a 15% stock dividend during 1994. Neither stock dividends nor stock splits have an effect on total capital. Stockholders' equity, exclusive of net unrealized gains/losses on available-for-sale securities, of the Company as a percentage of total assets at December 31, 1996 stood at 9.95%. At December 31, 1995 the ratio was 9.62%. Risk-based capital guidelines require banks to maintain an underlying capital base of 8.00% of "risk-weighted" assets. At December 31, 1996, the Bank was well above the minimum requirement with a capital base of 15.67% (Tier 1).

During the third quarter of 1996, the Company completed construction on a two-story 16,000 square foot office complex located adjacent to its corporate headquarters site which now houses its Financial Services department. The building also offers additional leasing opportunities with approximately 13,000 rentable square feet of class "A" office space. As of December 31, 1996, the Company had finalized lease agreements with tenants for approximately 10,600 square feet. Negotiations to rent the remainder are ongoing. Management anticipates having the building fully occupied by the second quarter of 1997. Plans are underway for a third building at the Company's corporate headquarters site. The building will be designed to accommodate the Check Processing and Data Processing departments as well as drive-up windows. The Bank's newest branch facility located in the industrial area of North Las Vegas was officially open as of August 7, 1996 and is now serving customers located within that area. This newest branch consists of approximately 5,000 square feet with two drive up windows. The Bank now has a total of five branches throughout the Las Vegas area. Construction of both facilities was funded by cash flows from operations and had no significant impact on capital. During the fourth quarter of 1996 the Company purchased approximately 2.22 acres of raw land in the southwest area of Las Vegas and anticipates opening another branch office during 1997. This would make a total of six branches in the Las Vegas Valley area. Construction of the new processing center and branch will be funded through cash flows from operations. The impact on capital is not expected to be significant.

On November 15, 1995, the Financial Accounting Standards Board ("FASB") released a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report provided for a one-time opportunity to reclassify securities between held-to-maturity ("HTM") and available-for-sale ("AFS") that would not call into question an institution's future intent to hold other securities to maturity.

This one-time transfer was authorized to take place between November 15, 1995 and December 31, 1995. On November 27, 1995, the Bank elected to transfer all securities classified as HTM to the AFS category. This transfer does not in any way indicate that future purchases may not be placed in the HTM category. As of December 31, 1996, the capital accounts were increased by $16,000, representing the after tax effect of the AFS portfolio's increase in fair value above its cost.

Asset Growth

The Company experienced an increase in total assets during 1996 of $41,163,495 or 14.88% and in 1995 of $49,271,378 or 21.67%. Stronger loan demand resulted in a $32,251,290 or 34.13% increase in loans in 1996. Accompanying the increase in loans was an increase of $1,286,624 or 1.07% in available-for-sale securities. Bank premises and equipment increased $2,335,950 or 22.23% during the year ended 1996 which is the direct result of the new office complex and branch facility previously discussed under Capital Resources. The increase in total assets was primarily funded by increases in the deposit base of the Bank of $37,072,114 or 17.53%. It is anticipated that total assets will continue to increase during 1997, as the Southern Nevada economy remains strong and the Bank continues it aggressive business development efforts and branch expansion activities.

Interest Income

Total interest income for 1996 totaled $20,272,630 as compared to $19,408,247 for 1995. This increase of $864,383 or 4.45% followed the 1995 increase over 1994 of $4,991,951 or
34.63%.

The increase in interest income reflects the changes in the yield and volume of earning assets when comparing one year to another. Average earning assets increased by approximately $17,704,967 to $238,899,739 while the average yield for those assets decreased to 8.49% from 8.77% in 1995. Average earning assets in 1995 were $30,260,570 above 1994's level of $190,934,202. The 1994 yield was
7.55%. Management anticipates continued growth in earning assets. The individual components comprising total interest income are interest and fees on loans, interest on investment securities and interest on federal funds sold. The yields and related volumes of these components changed individually as follows:

Interest and Fees on Loans: Income generated by the Company's loan portfolio increased $1,027,764 or 8.89% for the year ended December 31, 1996. This increase is the result of an increase in the average loan volume of approximately $16,557,715 or 18.47% which was offset by a decrease in the yield to 11.85% in 1996 from 12.90% in 1995. During the year ended December 31, 1995, interest and fees on loans increased $3,256,671 or 39.2%. This increase is attributable to an increase in the average volume of $20,578,519 or 29.79% coupled with an increase in the yield of .88%.

Interest on Securities: Total income from the securities portfolio decreased $159,884 or 2.15% for the year ended December 31, 1996 following an increase of $1,536,279 or 25.97% during 1995. The nominal decrease in investment income for the current year is the result of an increase in the average volume of $541,690 or .43% offset by a decrease in the yield to 5.82% in 1996 from 5.97% in 1995. The tax equivalent yield decreased to 6.14% in 1996 from 6.34% in 1995. The decline in the 1996 yield is attributable to an overall decrease in interest rates. The average volume of investment securities increased by 6.69% for the year ended December 31, 1995. Management attempts to maximize the benefit from tax-free municipal bonds and will continue to do so. It is anticipated that any purchases of investment securities in 1997 will have short-term maturities with higher yields than those currently maturing.

Interest on Federal Funds Sold: Total interest on federal funds sold decreased $3,497 or .89% in 1996 following a $199,001 or 103.48% increase in 1995. The average volume increased $605,562 or 8.99% during the year ended December 31, 1996 which was offset by a decrease in the yield to 5.29% from 5.81% in 1995. The increase for the year ended December 31, 1995 was a result of an increase in the average volume of $1,858,917 or 38.13% coupled with an increase in the yield of 1.87%.

Interest Expense

The major components of interest expense are interest on deposits and interest on securities sold under agreements to repurchase. The average cost of funds decreased to 3.68% in 1996 from 3.96% in 1995. The average cost of funds was 2.63% in 1994. The cost of funds and related volumes of these individual components were as follows:

Interest on Deposits: Total interest on deposits decreased $621,364 or 12.43% in 1996. In 1995 interest on deposits increased $2,058,261 or 70.02%. The average volume for interest bearing deposits decreased $7,718,845 or 6.05% during 1996 following an increase of $15,158,271 in 1995. The average rate decreased to 3.65% in 1996. The average rate was 3.92% in 1995 and 2.62 % in 1994.

Interest on Securities Sold Under Agreements to Repurchase: A repurchase agreement is an agreement between the Bank and customer where the Bank sells U.S. government securities to the customer. On the agreed date, usually the following day, the Bank repurchases the securities at the same price plus interest at a predetermined rate. Interest expense paid for the year ended December 31, 1996 increased $398,270 or 39.13%. In 1995 interest expense increased $633,351 or 164.74%. The average volume for this category increased $13,409,768 or 55.37% to $37,626,801 in 1996 from $24,217,033 in 1995. The average volume was $13,784,883 in 1994. Average rates decreased to 3.76% in 1996 from 4.20% in 1995. Rates for 1994 averaged 2.79%. Interest on these accounts are individually negotiated at a rate based on the Bank's average federal funds rate for the month. Average federal funds rates for 1996 were approximately .53% lower than in 1995, while the 1995 rates were approximately 1.41% higher than in 1994.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 95% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $120,401,000 reprices immediately upon a change in the base rate.

Securities: Total securities represent approximately 38.34% of total assets at December 31, 1996. In administering the securities portfolio, management adheres to the Company's "Investment Portfolio Policy and Guidelines", "Asset/Liability Policy" and "Interest Rate Risk Policy". These internal policy guidelines dictate the average life of at least 70% of the securities portfolio mature within three years. The actual average life of the portfolio at December 31, 1996 was approximately 1.92 years. This strategy of maintaining short maturities provides maximum flexibility in managing fluctuating interest rates. Additionally, the majority of the securities portfolio is of a fixed rate nature. This enables management to provide an underlying level of income, irrespective of changes in interest rates. Diversification for all areas of investments is a key element in interest rate risk. Management monitors the securities portfolio to ensure that an appropriate balance is maintained in terms of both maturity and type of security instrument. Monitoring is aided by the use of a computer program, specializing in Asset/Liability Management and Interest Rate Risk.

Deposits: Management discourages use of long-term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one-year maturities, with the exception of 18 month IRAs and SEPs. At December 31, 1996, approximately 61% of time deposits had a maturity of three months or less. Due to the large concentration of business accounts, approximately 44% of all deposits at December 31, 1996 are non-interest bearing.

The above factors provide management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to maintain reserves at a level sufficient to cover estimated future loan losses. Management exercises its judgment in establishing loan loss reserves for existing loans which may become uncollectible in the future. The Bank's current allowance for loan losses reflects an ongoing evaluation of the known risks in the loan portfolio and current economic conditions. The allowance for loan losses was $68,816 or 5.54% more at December 31, 1996 than at December 31, 1995. Expenses for the provision of loan losses were $375,000 in 1996 as compared to $570,000 in 1995. At December 31, 1995 the allowance for loan losses was $515,721 or 70.95% more than at December 31, 1994.

Net charged off loans in 1996 were $306,184 compared to $54,279 in 1995 and ($57,647) in 1994. Net loan losses increased $251,905 or 464% in 1996 and increased $111,926 or 194% in 1995. Net loans at year end were $125,426,641 in 1996 and $93,244,167 in 1995. The allowance for loan losses at year end 1996 was 1.03% and in 1995 was 1.32% of loans outstanding. The allocated portion of the allowance consists of 5 categories: substandard, doubtful, loss, accounts receivable factoring, and pass credits. Additionally, special consideration was given to adequately allocate allowances for the Bank's track-home borrowers. Management believes construction loans for partially pre-sold track homes may have the potential to be less risk tolerant than other types of construction loans. Ongoing evaluation of the loan portfolio and new loan products are determining factors in maintaining the allocated allowance for loan losses. The allocated allowance at December 31, 1996 was $859,487 as compared to $592,000 at December 31, 1995. This increase is primarily the result of two loans classified as doubtful.

At December 31, 1996, the Company has two loans totaling approximately $700,000 classified as impaired in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118. Approximately $24,000 of interest income would have been recorded for the year ended December 31, 1996 had the loans been current in accordance with their original terms. No loans were accounted for as "troubled debt restructurings as defined in SFAS No. 15. Loans are placed on non-accrual status when they go over 90 days delinquent, or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days delinquent may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid. At December 31, 1996, there are no other loans outstanding which causes management serious doubts as to the ability of the borrower to comply with the loan repayment terms.

The Company had approximately $195,000 classified as other real estate owned ("REO"), which is included in Other Assets on the Consolidated Balance Sheet at December 31, 1996. This property consists of one single family residence which was acquired through foreclosure. The Company recorded a loss of approximately $50,000 during 1996 to reduce the recorded amount to fair value. At December 31, 1996, the Company was in negotiations to sell the property.

The loan portfolio is concentrated in the Southern Nevada area. Of total loan commitments, 58% are in real estate loans, and 44% of real estate loan commitments are comprised of residential construction loans.

Management places greater emphasis on the entry-level and first move-up housing market. Additionally, land loans are conservatively underwritten. Management reviews concentrations in the real estate loan portfolio on a quarterly basis. Management also performs an analysis of the allowance for loan losses on a quarterly basis and appraisal reviews are performed to support the values at which loans are carried in the portfolio. Risk percentages are assigned to all classified loans to ensure that the reserve is adequate and an excess reserve is provided for any unexpected problems that may arise within the portfolio. The Federal Deposit Insurance Corporation (FDIC), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management feels that the current allowance for loan losses of $1,311,436 is adequate for the Bank to meet all anticipated loan losses.

Non-Interest Income

Total non-interest income increased $315,792 or 22.18% for the year ended December 31, 1996 and increased $239,941 or 20.27% during 1995. The main component of the 1996 increase is net realized gains recorded on the sale of investment securities of $307,258 compared with a recorded loss of $19,922 during 1995. Additionally, trust operations revenue increased $84,200 or 26.03% due to increased assets under management. Other accounts with significant fluctuations include property rental income which increased $47,745 or 24.97% due to the Company's new office complex and Voucher control fees which declined by $82,896 or 30.78% due to the reduction in construction loans made during the year.

Non-Interest Expense

Non-interest expenses are comprised of three major categories: salaries, wages and employee benefits, occupancy expenses, and all other expenses. Total non-interest expense increased by $360,982 or 4.12% in 1996 and by $856,470 or 10.82% in 1995. The three components of this category are analyzed as follows:

Salaries, Wages and Employee Benefits: Total salary, wages and employee benefit expense increased $575,453 or 12.65% in 1996 while in 1995 there was an increase of $557,187 or 13.96% over 1994. The increase in 1996 is primarily the result of normal salary increases coupled with additional staffing of the North Las Vegas branch. Full-time equivalent staff increased to 116 in 1996 from 113 in 1995 and 98 in 1994. Salary, wages and employee benefits expenses will increase in 1997 as more employees are added to staff planned branch expansion.

Occupancy Expenses: Occupancy expenses increased $203,331 or 13.53% as compared to a decrease of $115,038 or 7.11% in 1995. The increase in 1996 is primarily the result of additional depreciation expense of the Company's two new facilities. The 1995 decrease is primarily the result of tenant improvements becoming fully depreciated.

Other Expenses: Total expenses in this category decreased $417,802 or 15.38% during 1996 compared to an increase of $414,321 or 17.99% in 1995. The majority of the 1996 decrease is due to the reduction of FDIC assessments. The Banking Insurance Fund (BIF) became fully funded during 1995 and as such, expenses were $366,733 less than in 1995. Additionally, expense related to the 1995 Stock Appreciation Rights Plan decreased $242,000. These decreases were offset by an increase in REO expense of approximately $174,000.

Dividend Policy

It has been the policy of the Company to retain all earnings for the purpose of supporting growth rather than pay cash dividends to shareholders. The Board of Directors declared a 15% stock dividend on March 18, 1996, a four-for-three stock split on March 20, 1995 and a 15% stock dividend on March 21, 1994.

New Accounting Pronouncements

Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to these assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. There was no material effect on the consolidated financial statements relating to this adoption.

Effective January 1, 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation transactions for employees to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Transactions occurring after December 15, 1995 with non-employees shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation are required to disclose the effect on net income and earnings per share as if the accounting provisions of Statement No. 123 were applied. The Company has decided not to adopt the accounting provisions of this statement.

The FASB has issued Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (as amended by FASB No. 127 which defers implementation of certain provisions of FASB No. 125 to January 1,
1998), which becomes effective for transactions occurring after December 31, 1996. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement. Management does not believe the application of this Statement to transactions of the Company that have been typical in the past will materially affect the Company's financial position or results of operations.

Emerging Issues Task Force (EITF) Issue No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes, requires the use of the retrospective interest method of recognizing income on certain structured note securities. The application of this consensus applies prospectively to new securities acquired after November 14, 1996. Management does not believe the application of this consensus will materially affect the Company's financial position or results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                            AMERICAN BANCORP OF NEVADA


                                           CONSOLIDATED FINANCIAL REPORT


                                                 DECEMBER 31, 1996

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

   Consolidated statements of cash flows

   Notes to consolidated financial statements
----------------------------------------------------------------------------

                                           INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
American Bancorp of Nevada
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of American Bancorp of Nevada and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Bancorp of Nevada and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ McGLADREY & PULLEN, LLP


McGLADREY & PULLEN, LLP

Las Vegas, Nevada
January 17, 1997

AMERICAN BANCORP OF NEVADA

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995


ASSETS                                                                          1996             1995
-----------------------------------------------------------------------------------------------------------

   Cash and due from banks (Note 2)                                            36,453,878 $     36,375,727
   Other interest bearing accounts                                              9,571,362        3,696,771
   Federal funds sold                                                           8,400,000        9,500,000
                                                                          ---------------------------------
      Cash and cash equivalents                                                54,425,240       49,572,498
   Available-for-sale securities  (Notes 3 and 8)                             121,875,695      120,589,071
   Loans receivable (Note 4)                                                  126,738,077       94,486,787
   Less allowance for loan losses (Note 5)                                    (1,311,436)      (1,242,620)
                                                                          ---------------------------------
              Net loans                                                       125,426,641       93,244,167
   Bank premises and equipment, net (Note 6)                                   12,845,741       10,509,791
   Accrued interest receivable                                                  2,008,949        2,051,124
   Deferred taxes, net (Note 9)                                                   465,499          307,500
   Other assets                                                                   806,358          416,477
                                                                          ---------------------------------
              Total assets                                                $   317,854,123 $    276,690,628
                                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
   Deposits:
      Non-interest bearing demand                                         $   108,555,716 $     88,386,803
      Interest bearing:
        Checking                                                              112,619,836       94,601,128
        Savings                                                                14,653,627       18,431,473
        Time, $100,000 and over (Note 7)                                        7,817,974        5,354,883
        Other time (Note 7)                                                     4,948,800        4,749,552
                                                                          ---------------------------------
              Total deposits                                                  248,595,953      211,523,839
   Securities sold under agreements to repurchase (Notes 3 and 8)              36,440,370       36,748,550
   Accrued interest and other liabilities                                       1,166,390        1,529,316
                                                                          ---------------------------------
              Total liabilities                                               286,202,713      249,801,705
                                                                          ---------------------------------

Commitments and Contingencies  (Notes 10, 13 and 15)
Stockholders' Equity (Notes 3, 11, 12 and 13)
   Common stock, $.05 par value, 5,000,000 shares authorized;
      shares issued: (1996) 3,729,057, (1995) 3,229,877; shares
      outstanding: (1996) 3,715,533, (1995)  3,213,803                            186,453          161,494
   Surplus                                                                     28,293,760       20,420,262
   Retained earnings                                                            3,264,478        6,156,314
   Unrealized gain on available-for-sale securities, net of income taxes           16,000          284,000
                                                                          ---------------------------------
                                                                               31,760,691       27,022,070
   Less treasury stock, at cost (1996) 13,524  shares;
      (1995) 16,074 shares                                                      (109,281)        (133,147)
                                                                          ---------------------------------
              Total stockholders' equity                                       31,651,410       26,888,923
                                                                          ---------------------------------
              Total liabilities and stockholders' equity                  $   317,854,123 $    276,690,628
                                                                          ================================

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                                               1996            1995            1994
--------------------------------------------------------------------------------------------------------
Interest income on:
   Loans receivable                                      $   12,591,750 $     11,563,986 $    8,307,315
   Securities:
      Taxable                                                 6,112,979        6,090,622      4,330,032
      Nontaxable                                              1,180,097        1,362,338      1,586,649
                                                         -----------------------------------------------
   Total interest on securities                               7,293,076        7,452,960      5,916,681
   Federal funds sold                                           387,804          391,301        192,300
                                                         -----------------------------------------------
              Total interest income                          20,272,630       19,408,247     14,416,296

Interest expense on:
   Deposits                                                   4,376,256        4,997,620      2,939,359
   Securities sold under
      agreements to repurchase                                1,416,073        1,017,803        384,452
                                                         -----------------------------------------------
              Total interest expense                          5,792,329        6,015,423      3,323,811

              Net interest income                            14,480,301       13,392,824     11,092,485
Provision for loan losses (Note 5)                              375,000          570,000         20,000
                                                         -----------------------------------------------
              Net interest income after provision
                for loan losses                              14,105,301       12,822,824     11,072,485
                                                         -----------------------------------------------
Non-interest income:
   Service charges on deposit accounts                          179,479          162,916        176,576
   Gain (loss) on sale of securities, net (Note 3)              307,258         (19,922)      (246,245)
   Other fees                                                   307,110          307,648        312,276
   Property rental                                              238,926          191,181        275,220
   Trust operations (Note 14)                                   407,691          323,491        263,847
   Voucher control fees                                         186,461          269,357        336,376
   Other                                                        112,790          189,252         65,932
                                                         -----------------------------------------------
              Total non-interest income                       1,739,715        1,423,923      1,183,982
                                                         -----------------------------------------------
Non-interest expense:
   Salaries, wages and employee benefits (Note 15)            5,124,158        4,548,705      3,991,518
   Occupancy (Note 10)                                        1,706,020        1,502,689      1,617,727
   FDIC and state assessments                                     9,293          376,026        419,972
   Customer service                                             218,886          193,828        193,568
   Professional fees                                            400,510          465,193        386,834
   Advertising and public relations                             290,388          268,031        253,461
   Directors' compensation                                      247,439          520,931        225,511
   Other                                                      1,132,944          893,253        823,595
                                                         -----------------------------------------------
              Total non-interest expense                 $    9,129,638 $      8,768,656 $    7,912,186
                                                         ==============================================

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

Years Ended December 31, 1996, 1995 and 1994


                                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------
Income before income taxes                            $      6,715,378 $      5,478,091 $      4,344,281

Provision for income taxes (Note 9)                          1,838,000        1,371,000        1,030,000
                                                      ---------------------------------------------------

              Net income                              $      4,877,378 $      4,107,091 $      3,314,281
                                                      ==================================================

              Net income per common and
                 common equivalent share              $           1.28 $           1.10 $           0.90
                                                      ==================================================

Weighted average common shares outstanding                   3,802,500        3,739,768        3,646,802
                                                      ==================================================

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                                                               Unrealized
                                                                                               Gain (Loss)
                                                  Common Stock                                on Securities
                                            ----------------------                             Available
                                            Outstanding                             Retained  for Sale, Net Treasury
                                              Shares        Amount     Surplus      Earnings  Income Taxes    Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993 ...............   1,958,304   $  98,736  $15,403,387   $2,562,649   $       --   $(135,859)  $17,928,913
Net effect of change in accounting method.          --          --           --           --      374,000          --       374,000
Net income ...............................          --          --           --    3,314,281           --          --     3,314,281
15% stock dividend (Note 11) .............     294,229      14,711    3,810,266   (3,824,977)          --          --            --
Fractional shares issued in cash .........          --          --           --       (1,473)          --          --        (1,473)
Stock options exercised (Note 13) ........     112,950       5,648      696,646           --           --          --       702,294
Tax effect of stock option transactions
   (Note 13) .............................          --          --      172,400           --           --          --       172,400
Sales of treasury stock ..................         175          --          875           --           --       1,356         2,231
Net change in unrealized gain/ (loss) on
   available-for-sale securities, net of
   income taxes (Note 3)..................          --          --           --           --   (2,361,500)         --    (2,361,500)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1994 ...............   2,365,658     119,095   20,083,574    2,050,480   (1,987,500)   (134,503)   20,131,146
Net income ...............................          --          --           --    4,107,091           --          --     4,107,091
Four-for-three stock split (Note 11) .....     791,919      39,596      (39,596)          --           --          --            --
Fractional shares issued in cash .........          --          --           --       (1,257)          --          --        (1,257)
Stock options exercised (Note 13) ........      56,051       2,803      237,386           --           --          --       240,189
Tax effect of stock option transactions
   (Note 13) .............................          --          --      137,979           --           --          --       137,979
Sales of treasury stock ..................         175          --          919           --           --       1,356         2,275
Net change in unrealized gain/(loss) on
   available-for-sale securities, net of
   income taxes (Note 3) .................          --          --           --           --    2,271,500          --     2,271,500
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1995 ...............   3,213,803     161,494   20,420,262    6,156,314      284,000    (133,147)   26,888,923
Net income ...............................          --          --           --    4,877,378           --          --     4,877,378
15% stock dividend (Note 11) .............     482,780      24,139    7,742,633   (7,766,772)          --          --            --
Fractional shares issued in cash .........          --          --           --       (2,442)          --          --        (2,442)
Stock options exercised (Note 13) ........      16,400         820       84,055           --           --          --        84,875
Tax effect of stock option transactions
   (Note 13) .............................          --          --       28,000           --           --          --        28,000
Sales of treasury stock ..................       2,550          --       18,810           --           --      23,866        42,676
Net change in unrealized gain/(loss) on
   available-for-sale securities, net of
   income taxes (Note 3) .................          --          --           --           --     (268,000)         --      (268,000)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1996 ...............   3,715,533    $186,453  $28,293,760   $3,264,478    $  16,000   $(109,281)  $31,651,410
                                             =======================================================================================

AMERICAN BANCORP OF NEVADA

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994



                                                                1996            1995            1994
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Interest and fees on loans                            $    13,034,191 $    11,192,886 $     8,270,136
   Interest on securities                                      7,470,112       7,144,454       5,490,177
   Interest on federal funds sold                                387,804         391,301         192,300
   Other income                                                1,432,457       1,443,845       1,430,227
   Interest paid on deposits                                  (4,359,410)     (4,969,663)     (2,920,764)
   Interest paid on securities sold under agreements
      to repurchase                                           (1,416,073)     (1,017,803)       (384,452)
   Cash paid to suppliers and employees                       (8,793,933)     (7,464,901)     (6,908,629)
   Income taxes paid                                          (2,184,620)     (1,158,000)       (845,000)
                                                         ------------------------------------------------
      Net cash provided by operating activities                5,570,528       5,562,119       4,323,995
                                                         ------------------------------------------------

Cash Flows From Investing Activities
   Proceeds from maturities and sales of
      available-for-sale securities  (Note 3)                 76,031,045      53,610,450      59,141,624
   Proceeds from maturities of
      held-to-maturity securities                                     --      32,483,201      37,978,620
   Purchase of available-for-sale securities                 (77,531,822)    (62,202,926)    (75,384,827)
   Purchase of held-to-maturity securities                            --     (25,000,000)    (30,790,986)
   Net increase in loans made to customers                   (33,019,364)    (18,272,799)    (10,340,545)
   Purchase of bank premises and equipment                    (3,086,688)     (1,607,926)     (1,030,359)
                                                         ------------------------------------------------
      Net cash used in investing activities                  (37,606,829)    (20,990,000)    (20,426,473)
                                                         ------------------------------------------------

Cash Flows From Financing Activities
   Net increase in deposits                                   37,072,114      18,712,606      19,147,158
   Net increase (decrease) in securities sold under
      agreements to repurchase                                  (308,180)     22,968,558      (4,265,570)
   Proceeds from issuance of common stock                        125,109         241,207         702,775
                                                         ------------------------------------------------
      Net cash provided by financing activities               36,889,043      41,922,371      15,584,363
                                                         ------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents           4,852,742      26,494,490        (518,115)
Cash and Cash Equivalents, Beginning of Year                  49,572,498      23,078,008      23,596,123
                                                         ------------------------------------------------

Cash and Cash Equivalents, End of Year                   $    54,425,240 $    49,572,498 $R   23,078,008
                                                         ================================================

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA

Years Ended December 31, 1996, 1995 and 1994

                                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:
   Net income                                         $      4,877,378 $      4,107,091 $      3,314,281
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of bank
        premises and equipment                                 750,738          663,699          708,042
      Amortization of premiums and
        accretion of discounts on securities                   115,412         (256,843)         197,111
      Provision for loan losses                                375,000          570,000           20,000
      (Gain) loss on sale of securities                       (307,258)          19,922          246,245
      (Increase) decrease in other assets                      122,184         (374,185)         (34,040)
      Increase (decrease) in other liabilities                (362,926)         832,435         (127,644)
                                                      ---------------------------------------------------
              Net cash provided by operating
                  activities                          $      5,570,528 $      5,562,119 $      4,323,995
                                                      ---------------------------------------------------

Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Stock dividends                                    $      7,766,772 $            --  $      3,824,977
   Held-to-maturity securities transferred to
      available-for-sale                              $             -- $     25,344,511 $             --
   Net change in unrealized gain (loss) on
      available-for-sale securities                   $      (268,000) $      2,271,500 $    (2,361,500)
   Four-for-three stock split                         $            --  $         39,596 $            --

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP OF NEVADA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business And Significant accounting Policies

Nature of business

American Bancorp of Nevada (the "Company") is a bank holding company providing a full range of banking services to commercial and consumer customers through five branches of its subsidiary, American Bank of Commerce (the "Bank"), located in Southern Nevada.

The primary services provided by the Bank include commercial, construction and real estate financing, and business loans to customers who are predominantly small and middle-market businesses. The Bank also grants consumer loans to individuals, offers a full array of depository accounts and provides trust and estate administration services.

The Company's business is concentrated in Southern Nevada and is subject to the general economic conditions of this area.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, other interest bearing accounts, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Bank and deposits are reported net.

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

Loans receivable

Loans receivable are stated at the amount of unpaid principal, reduced by unearned fees and allowance for loan losses.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life. Commitment fees based upon a percentage of a customer unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

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

Earnings per common and common equivalent share

Earnings per common and common equivalent share are determined on the basis of the weighted-average number of common shares and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding and earnings per share have been adjusted for all periods presented to reflect the stock dividends and stock split discussed in Note 11. Common stock equivalents represent the dilutive effect of outstanding stock options.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely thannot that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company and its  subsidiaries  file a  consolidated  income tax return.  The
provision  for  taxes  on  income  is  based  upon  earnings   reported  in  the
consolidated financial statements.

Reclassification of other interest bearing accounts

During the year ended December 31, 1996, management began classifying other interest bearing accounts as cash and cash equivalents compared to their previous classification as securities available-for-sale. The December 31, 1995 balance sheet and the December 31, 1995 and 1994 statements of cash flows were reclassified to be consistent with the classifications adopted during the year ended December 31, 1996.

Fair value of financial instruments

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 1996 or 1995. The estimated fair value amounts for 1996 and 1995 were measured as of their respective year ends, and were not reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The information in Note 16 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

     Available-for-sale securities

     Fair values for securities are based on quoted market prices, dealer quotes, or valuations obtained from securities pricing services offered by various brokers. Fair values of securities with prepayment risk such as collateral mortgage obligations (CMO's) and securities with little or no active trading market such as certain structured notes and municipal securities do not necessarily represent the actual trade price which could be obtained on any given day for any particular security.

     Loans receivable

     For variable rate loans that reprice frequently and experience no significant change in credit risk, fair values are based on carrying values. At December 31, 1996 and 1995, variable rate loans comprised approximately 95% and 94% of the loan portfolio, respectively. The fair value for all other loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Current accounting development

Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. There was no material effect on the consolidated financial statements relating to this adoption.

Effective January 1, 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The Statement generally suggests but does not require stock-based compensation transactions for employees to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Transactions occurring after December 15, 1995 with non-employees shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation are required to disclose the effect on net income and earnings per share as if the accounting provision of Statement No. 123 were applied. The Company has decided not to adopt the accounting provision of this Statement.

The FASB has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (as amended by FASB No. 127 which defers implementation of certain provisions of FASB No. 125 to January 1,
1998), which becomes effective for transactions occurring after December 31, 1996. The Statement does not permit earlier or retroactive application. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

The Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the Statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

Management does not believe the application of the Statement to transactions of the Company that have been typical in the past will materially affect the Company's financial position or results of operations.

Emerging Issues Task Force (EITF) Issue No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes, requires the use of the retrospective interest method of recognizing income on certain structured note securities. The application of this consensus applies prospectively to new securities acquired after November 14, 1996. Management does not believe the application of this consensus will materially affect the Company's financial position or results of operations.

Note 2.  Restrictions on Cash and Due From Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $5,960,000 at December 31, 1996.


Note 3.  Securities

Carrying amounts and fair values of available-for-sale securities as of December 31, 1996 and 1995 are summarized as follows:

                                                                          1996
                                               ---------------------------------------------------------
                                                                  Gross          Gross
                                                Amortized       Unrealized     Unrealized        Fair
                                                   Cost           Gains         (Losses)         Value
                                               ---------------------------------------------------------

Equity securities .........................    $ 3,000,000  $          --      $      --    $  3,000,000
Structured notes ..........................      8,475,199          2,217       (197,467)      8,279,949
Obligations of U.S. Treasury
  and U.S. government agencies ............     59,343,008        261,627       (102,415)     59,502,220
Obligations of states and
  political subdivisions ..................     22,340,071        207,403        (41,404)     22,506,070
Collateralized mortgage obligations .......     28,192,417         40,459       (146,820)     28,086,056
Other securities ..........................        500,000          1,400             --         501,400
                                             -----------------------------------------------------------
                                             $121,850,695   $     513,106      $(488,106)   $121,875,695
                                             ===========================================================

                                                                          1995
                                             -----------------------------------------------------------

Equity securities .........................  $   5,479,711  $          --      $      --    $  5,479,711
Structured notes ..........................     14,939,417          4,673       (305,190)     14,638,900
Obligations of U. S. Treasury
  and U.S. government agencies ............     54,458,579        570,312        (80,389)     54,948,502
Obligations of states and
  political subdivisions ..................     25,789,251        177,369        (57,362)     25,909,258
Collateralized mortgage obligations .......     18,762,190        142,060        (22,467)     18,881,783
Other securities ..........................        728,923          1,994             --         730,917
                                             -----------------------------------------------------------
                                             $120,158,071   $     896,408      $(465,408)   $120,589,071
                                             ===========================================================

The amortized cost and fair value of securities as of December 31, 1996, by contractual maturities, are shown below. Maturities may differ from contractual maturities in CMO's because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities, and equity securities, which have no maturity, are listed separately in the maturity summary. In addition, securities with amortized cost of $23,073,242 and fair value of $23,018,606 at December 31, 1996 contain certain call provisions. Given certain interest rate environments some or all of these securities may be called by their issuers prior to the scheduled maturities.

                                                       Amortized       Fair
                                                         Cost          Value
                                                    ---------------------------

Due in one year or less ...............             $ 41,685,347   $ 41,461,510
Due after one year through 5 years ....               46,189,787     46,436,271
Due after 5 years through 10 years ....                2,783,144      2,891,858
Collateralized mortgage obligations ...               28,192,417     28,086,056
Equity securities .....................                3,000,000      3,000,000
                                                    ----------------------------
                                                    $121,850,695   $121,875,695
                                                    ============================

Proceeds from sales of available-for-sale securities and the gross gains and losses realized on those sales during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996          1995           1994
                                   ----------------------------------------

Proceeds from sales ........       $19,747,907   $16,767,148    $37,167,658
                                   ========================================

Gross realized gains .......       $   335,700   $    47,561    $   215,120
Gross realized losses ......           (28,442)      (67,483)      (461,365)
                                   ----------------------------------------
                                   $   307,258   $   (19,922)   $  (246,245)
                                   ========================================

Securities with amortized cost of $75,210,764 and $63,396,639 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

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

Note 4.  Loans Receivable

The composition of the Company's loan portfolio at December 31 is as follows:

                                                        1996             1995
                                                    ---------------------------

Real estate loans:
   Construction ..........................          $ 24,105,582    $15,113,573
   Residential ...........................            11,594,713     10,643,190
   Commercial ............................            48,274,044     34,627,184
                                                    ---------------------------
                                                      83,974,339     60,383,947
Commercial, financial and industrial loans            35,428,680     24,875,838
Commercial receivables financing .........             3,329,322      2,396,952
Loans to individuals .....................             4,977,794      7,340,220
                                                    ---------------------------
                                                     127,710,135     94,996,957
Less unearned net loan fees ..............              (972,058)      (510,170)
                                                    ---------------------------
                                                    $126,738,077    $94,486,787
                                                    ===========================

The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. The Company's policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.

The Company's real estate loans are secured by office buildings, land for development, multifamily residential real estate, single family homes and other property, substantially all of which is in Southern Nevada. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 70%.

The Company has two impaired loans with a combined recorded investment of $700,171 as of December 31, 1996, which have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The allowance for loan losses related to these loans was $350,086 at December 31, 1996. Interest income recognized on the impaired loans is not considered material.

Excluding the loans referred to in the previous paragraph, the Company has no other material loans at December 31, 1996 and 1995 which should be classified as impaired loans in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

Note 5.  Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                  Years Ended December 31,
                                            -----------------------------------
                                               1996        1995         1994
                                            -----------------------------------

Balance, beginning ......................   $1,242,620  $  726,899   $  649,252
   Provision charged to operating expense      375,000     570,000       20,000
   Recoveries of amounts charged off ....        9,705      32,130       72,331
   Less amounts charged off .............     (315,889)    (86,409)     (14,684)
                                            -----------------------------------
Balance, ending .........................   $1,311,436  $1,242,620   $  726,899
                                            ===================================

Note 6.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation and amortization at December 31 are as follows:

                                                              December 31,
                                                       -------------------------
                                                           1996         1995
                                                       -------------------------

Land ...............................................   $ 3,614,072  $ 2,902,594
Building and improvements ..........................     9,908,920    8,214,022
Equipment and furniture ............................     3,326,583    2,848,658
                                                       ------------------------
                                                        16,849,575   13,965,274
Less accumulated depreciation and amortization .....    (4,003,834)  (3,455,483)
                                                       ------------------------
                                                       $12,845,741  $10,509,791
                                                       ========================

Note 7.  Time Deposits

At December 31, 1996, the scheduled maturities of time deposits are as follows:

         1997                                               $     12,353,509
         1998                                                        383,265
         1999                                                         30,000
                                                            ----------------
                                                            $     12,766,774
                                                            ================

Note 8.  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase remain under the Company's control and generally mature within one day of the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                      1996             1995
                                                   ---------------------------

Average balance during the year ................   $37,626,801     $24,217,033
Average interest rate during the year ..........         3.76%           4.20%
Maximum month-end balance during the year ......   $45,488,185     $36,748,550

Securities underlying the agreements at year
   end are as follows:
   Carrying value ..............................   $66,481,741     $53,817,697
   Estimated fair value ........................    66,406,117      53,916,277



Note 9.  Income Tax Matters

The provision for federal income taxes is comprised of the following for the years ended December 31, 1996, 1995 and 1994:

                                              1996         1995         1994
                                           ------------------------------------

Current expense ........................   $1,858,000   $1,593,600   $  964,000
Deferred taxes .........................      (20,000)    (222,600)      66,000
                                           ------------------------------------
                                           $1,838,000   $1,371,000   $1,030,000
                                           ====================================

The provision for income taxes differs from the amounts computed by applying the
U. S. federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 as follows:

                                              1996         1995         1994
                                           ------------------------------------

Expected provision for income taxes ....   $2,350,300   $1,917,300   $1,520,000
Tax exempt interest ....................     (413,000)    (476,800)    (527,000)
Disallowed interest expense ............       34,800       47,300       34,000
Dividends received deduction ...........      (28,500)     (51,000)     (39,000)
Benefit of income taxed at lower rates .      (67,000)     (41,500)     (28,600)
Other ..................................      (38,600)     (24,300)      70,600
                                           ------------------------------------
                                           $1,838,000   $1,371,000   $1,030,000
                                           ====================================

The temporary differences which created deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                        1996           1995
                                                      -----------------------
Deferred tax assets:
   Allowance for loan losses ......................   $362,000      $ 333,100
   Bank premises and equipment ....................     91,000         76,100
   Accrued expenses ...............................     13,000         86,300
   Other ..........................................     42,499         20,200
                                                      -----------------------
Total deferred tax assets .........................   $508,499      $ 515,700
                                                      -----------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities   $ (9,000)     $(147,000)
   Deferred loan fees and expenses ................    (34,000)       (61,200)
                                                      -----------------------
Total deferred tax liabilities ....................    (43,000)      (208,200)
                                                      -----------------------
Net deferred tax assets ...........................   $465,499       $307,500
                                                      =======================

Note 10.  Commitments and Contingencies

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

A summary of the contract amount of the Company's exposure to off-balance-sheet risk as of December 31, 1996 and 1995 is as follows:

                                                           1996         1995
                                                       ------------------------

Commitments to extend credit .......................   $75,893,769  $44,851,447
Standby letters of credit ..........................     1,993,436    3,391,044
                                                       ------------------------
                                                       $77,887,205  $48,242,491
                                                       ========================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

Lease Commitments

The Company leases certain premises under noncancelable operating leases expiring in various years through 2006. The following is a schedule of future minimum rental payments under these leases:

  1997                $  209,463
  1998                   209,463
  1999                   209,463
  2000                   209,463
  2001                   179,131
  Thereafter             582,460
                      ----------
  Total               $1,599,443
                      ==========

Total rental expense under these leases and month-to-month leases for the years ended December 31, 1996, 1995 and 1994 was $206,456, $197,894 and $253,880,
respectively.

Note 11.    Common Stock

On March 18, 1996, the Board of Directors of the Company declared a 15% stock dividend on the outstanding shares of common stock of the Company, effective on April 9, 1996 to stockholders of record on April 2, 1996. On March 20, 1995 the Board of Directors of the Company declared a four-for-three stock split on the outstanding shares of common stock of the Company, effective on April 11, 1995 to stockholders of record on April 4, 1995. On March 21, 1994 the Board of Directors of the Company declared a 15% stock dividend on the outstanding shares of common stock of the company effective on April 12, 1994 to stockholders of record on April 5, 1994.

Note 12.     Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                             For Capital         Prompt Corrective
                                                           Actual          Adequacy Purposes    Action Provisions
                                                  --------------------     ------------------   -------------------
                                                     Amount      Ratio        Amount    Ratio    Amount       Ratio
                                                  -----------------------------------------------------------------
As of December 31, 1996:
Total Capital (to Risk-Weighted Assets) .......   $ 31,327,000   16.4%     $ 15,328,000    8    $19,160,000    10%
Tier I Capital (to Risk-Weighted Assets) ......   $ 30,026,000   15.7         7,664,000    4    $11,496,000     6%
Tier I Capital (to Average Assets) ............   $ 30,026,000   10.3        11,715,000    4    $14,643,000     5%

As of December 31, 1995:
Total Capital (to Risk-Weighted Assets) .......   $ 26,253,000   17.6%     $ 11,950,000    8    $14,937,000    10%
Tier I Capital (to Risk-Weighted Assets) ......   $ 25,021,000   16.8%     $  5,975,000    4    $ 8,962,000     6%
Tier I Capital (to Average Assets) ............   $ 25,021,000    9.8%       10,207,000    4    $12,759,000     5%

The Company's capital amounts and ratios are substantially the same as the amounts presented above.

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank's stockholders' equity and allowance for loan losses to be at least 6% of the average of the Bank's total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $14,175,000 and $12,367,500 of the Bank's stockholders' equity was restricted at December 31, 1996 and 1995, respectively.

Note 13.     Stock Options and Stock Appreciation Rights

The Company has employee stock-based compensation plans, which are described below, in effect at December 31, 1996. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                               1996            1995
                                            --------------------------

Net income                As reported       $4,877,378      $4,107,091
                          Pro forma          4,603,119       3,966,078
Earnings per share        As reported             1.28            1.10
                          Pro forma               1.21            1.06

Stock Options

The Company has granted certain directors, officers and key employees options to purchase shares of the Company's common stock at prices equal to or greater than the fair market value at the date of grant. On April 17, 1995, the Company's shareholders approved the 1995 Stock Option Plan ("1995 Plan"). The 1995 Plan authorized 350,000 (which increased to 402,500 shares as a result of the 15% stock dividend declared during 1996) shares of common stock to be provided by shares authorized but unissued. Options under the 1995 plan become exercisable in annual installments of 25% of the amount granted per optionee, one year following the date of grant and expire five years after the date of grant. The fair value of each option grant for pro forma disclosure purposes discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

   Risk free interest rate                         6.48% to 6.55%
   Dividend yield                                        0%
   Expected lives                                   4 to 5 years
   Volatility                                         32% to 33%

Additional information concerning this stock option plan follows:

                                                              1996       1995
                                                            -------------------

   Options outstanding, beginning of year ...............   123,250          --
   Granted ..............................................    16,750     123,750
   Adjustment due to stock dividends ....................    18,194          --
   Forfeited ............................................   (13,130)       (500)
   Exercised ............................................    (1,520)         --
                                                            -------------------
   Options outstanding, end of year .....................   143,544     123,250
                                                            ===================

Options exercisable, end of year ........................   $ 31,699   $     --
Available to grant, end of year .........................   $257,436   $226,750
Weighted-average exercise price under option, end of year $ 12.13 $ 13.37 Weighted-average exercise price of options, granted at
   fair value, during the year ..........................   $  15.95   $  13.38
Weighted-average fair value of options granted during
   the year .............................................   $   6.25   $   5.30
Weighted-average price of options exercised .............   $  11.52   $     --
Weighted-average price of options forfeited .............   $  11.64   $  13.25

The range of exercise prices at December 31, 1996 is $11.52 to $17 and the weighted-average remaining contractual life of the options outstanding as of December 31, 1996 is 3.8 years.

Options granted prior to 1995 become exercisable, in annual installments of 20% of the amount granted per optionee, upon the date of grant. Information concerning these stock options follows:

                                            1996       1995        1994
                                          -------------------------------

Options outstanding, beginning of year    100,332     123,900     239,050
Adjustment due to stock split ........     36,950
Forfeited ............................     (2,751)     (4,467)     (2,200)
Exercised ............................    (14,880)    (56,051)   (112,950)
                                          -------------------------------
Options outstanding, end of year .....     82,701     100,332     123,900
                                          ===============================

Options exercisable, end of year .....     78,733      75,780      86,850
Available to grant, end of year ......     10,418       7,667       1,750
Average exercise price under option,
   end of year .......................    $  5.14     $  5.80    $   5.19

Stock Appreciation Rights

On January 23, 1995, the Company's Board of Directors approved the 1995 Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan authorized 350,000 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Each right gives the grantee the right to receive cash payment from the Company equal to the excess of (a) the fair market value of a share of the Company's common stock at a date, as determined by the SAR Plan, approximating the date such right is exercised over (b) the fair market value of a share of the Company's common stock on the date of grant. Grantees may exercise their rights at any time between the time a right vests and five years following the date of grant. Rights granted under the SAR Plan vest in annual installments of 25% beginning one year following the date of grant. Changes in the market price of the Company's common stock are reflected as a charge to earnings for each period in which the rights are outstanding.

Information concerning stock appreciation rights is as follows:

                                                               1996      1995
                                                             ------------------

Rights outstanding, beginning of year ....................    129,329        --
Granted ..................................................      8,000   111,000
Adjustment due to stock split ............................       --      18,329
Adjustment due to stock dividend .........................     19,250        --
Forfeited ................................................     (1,000)       --
Exercised ................................................    (13,416)       --
                                                              -----------------
Rights outstanding, end of year ..........................    142,163   129,329
                                                              -----------------

Rights exercisable, end of year ..........................     31,529        --
Available to grant, end of year ..........................    194,421   220,671
Weighted-average exercise price of rights, end of year ... $ 10.36 $ 11.48 Weighted-average exercise price of rights, granted at fair
   value, during the year ................................   $  16.44  $  13.38
Weighted-average price of rights exercised ...............   $   9.70  $     --
Weighted-average price of rights forfeited ...............   $  11.74  $     --

The price range for rights at December 31, 1996 is $8.64 to $17 and the weighted-average remaining contractual life of the rights outstanding as of December 31, 1996 is 2.3 years.

Note 14.      Trust Department

Assets with a recorded value of $96,541,105 and $65,557,444 were held in trust for others at December 31, 1996 and 1995, respectively. These assets and the offsetting liability amounts are not recorded on the consolidated financial statements since they are not assets of the Company.

Note 15.       Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Each participant is able to defer a maximum of 15% of their annual compensation subject to Internal Revenue Code maximums. The Company contributes an amount equal to 100% of each employee's contribution up to the first 3%, and 50% for contributions over 3% but no more than 6% of the employee's annual compensation. Additionally, the Company may elect to contribute a discretionary amount each year, but no election was made during 1996, 1995 or 1994. The Company's total contribution for 1996, 1995 and 1994 was $122,799, $93,496 and $110,279, respectively.

Note 16.     Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                          1996                             1995
                                               ---------------------------   -----------------------------
                                                 Carrying        Fair            Carrying         Fair
                                                  Amount         Value            Amount          Value
                                               ------------------------------------------------------------
Financial assets:
   Cash and cash equivalents .............     $ 54,425,240   $ 54,425,240   $  49,572,498   $  49,572,498
   Available-for-sale securities .........      121,875,695    121,875,695     120,589,071     120,589,071
   Loans, net ............................      125,426,641    125,240,496      93,244,167      93,244,167
   Accrued interest receivable ...........        2,008,949      2,008,949       2,051,124       2,051,124

Financial liabilities:
   Deposits ..............................    $(248,595,953) $(248,614,390)  $(211,523,839)  $(211,523,839)
   Securities sold under
      agreements to repurchase ...........      (36,440,370)   (36,440,370)    (36,748,550)    (36,748,550)

Unrecognized financial
      instruments:
   Commitments to extend credit ..........    $         --   $     555,513   $          --   $     370,046
   Standby letters of credit .............              --          20,802              --          34,486

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Note 17.     Condensed Financial Information

Condensed financial information of the Company (parent only) is provided below:

American Bancorp of Nevada (parent only)
Condensed Statements of Financial Condition
December 31, 1996 and 1995


Assets                                                    1996          1995
------                                               --------------------------

Cash ..............................................  $    713,906  $    889,160
Due from American Bank of Commerce ................       494,917       394,917
Investment in American Bank of Commerce ...........    30,042,107    25,305,331
Investment in other subsidiaries ..................       597,754       586,107
Deferred taxes ....................................       126,002       126,002
                                                      -------------------------

              Total assets ........................   $31,974,686  $ 27,301,517
                                                      =========================

Liabilities and Stockholders' Equity

Liabilities - Accrued and other liabilities .......   $   323,276  $    412,594
                                                      -------------------------

Stockholders' Equity
   Common stock ...................................       186,453       161,494
   Surplus ........................................    28,293,760    20,420,262
   Retained earnings ..............................     3,264,478     6,156,314
   Unrealized gain on available-for-sale
     securities, net of income taxes ..............        16,000       284,000
                                                      -------------------------
                                                       31,760,691    27,022,070
Less treasury stock, at cost ......................      (109,281)     (133,147)
                                                      -------------------------
Total stockholders' equity ........................    31,651,410    26,888,923
                                                      -------------------------

              Total liabilities and stockholders'
                    equity ........................   $31,974,686   $27,301,517
                                                      =========================


American Bancorp of Nevada (parent only)
Condensed  Income Statements
Years Ended December 31, 1996, 1995 and 1994

                                             1996         1995          1994
                                         --------------------------------------

Expenses .............................   $  211,044    $  573,935    $  160,497
                                         --------------------------------------

Loss before equity in undistributed
   earnings of subsidiaries ..........     (211,044)     (573,935)     (160,497)

Equity in undistributed earnings of
     subsidiaries ....................    5,016,422     4,486,026     3,474,778
                                         --------------------------------------

Income before taxes ..................    4,805,378     3,912,091     3,314,281
Income tax benefit ...................       72,000       195,000            --
                                         --------------------------------------

Net income ...........................   $4,877,378    $4,107,091    $3,314,281
                                         ======================================

American Bancorp of Nevada (parent only)
Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994

                                                          1996         1995          1994
                                                     ---------------------------------------

Cash Flows From Operating Activities
Reconciliation of Net Income to Net Cash
   Used In Operating Activities:
   Net income .....................................  $ 4,877,378   $ 4,107,091   $ 3,314,281
   Earnings from subsidiaries .....................   (5,016,422)   (4,486,026)   (3,474,778)
   (Increase) decrease in assets ..................      (72,000)     (195,000)      (15,540)
   Increase (decrease) in other liabilities .......      (89,319)      394,042         4,682
                                                     ---------------------------------------
              Net cash used in operating activities     (300,363)     (179,893)     (171,355)
                                                     ---------------------------------------

Cash Flows From Financing Activities
   Proceeds from sales of treasury stock ..........       42,676         2,275         2,231
   Proceeds from issuance of common stock .........       84,875       240,189       702,294
   Fractional shares issued in cash ...............       (2,442)       (1,257)       (1,473)
                                                     ---------------------------------------
              Net cash provided by
                  financing activities ............      125,109       241,207       703,052
                                                     ---------------------------------------
              Net increase (decrease) in cash .....     (175,254)       61,314       531,697
Cash, Beginning of Year ...........................      889,160       827,846       296,149
                                                     ---------------------------------------
Cash, End of Year .................................  $   713,906   $   889,160   $   827,846
                                                     ---------------------------------------

Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Stock dividends issued .........................  $ 7,766,772   $        --   $ 3,824,977
                                                     =======================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Inapplicable


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

         Inapplicable.

     (9) Voting Trust Agreement.

         Inapplicable.

    (10) Material Contracts.

         The American Bancop of Nevada 1995 stock option plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-66217).

         The American Bancorp of Nevada 1989 stock option plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-29914 )

         Exhibit 10-1 the American Bancorp of Nevada 1995 Stock Appreciation Rights Plan is filed herein.

         Exhibit 10-2 the management contract with Bruce E. Hendricks, President and Chief Operating Officer is filed herein.

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

         Inapplicable.

    (23) Independent Auditors' Consent.

         23 - 1  Consent of McGladrey & Pullen, LLP

    (27) Financial Data Schedule

B. Reports on Form 8-K

     During the last quarter of Fiscal Year 1996, the following reports on Form 8-K were filed:

     None.

C.   Exhibits

     See Item A.3 above.

                                POWER OF ATTORNEY

American Bancorp of Nevada, and each of the undersigned, do hereby constitute and appoint Bruce E. Hendricks, Robert E. Olson, and Patricia L. Kirkwood, and each of them individually, as attorney-in-fact, to act as its or their true and lawful attorneys to execute on behalf of American Bancorp of Nevada and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 11, 1997 AMERICAN BANCORP OF NEVADA (Registrant)



                                    By:/S/ Bruce E. Hendricks
                                    --------------------------------------------
                                    Bruce E. Hendricks
                                    President and Chief Operating Officer



                                    By:/S/ Robert E. Olson
                                    --------------------------------------------
                                    Robert E. Olson
                                    Executive Vice President and
                                    Chief Financial Officer



                                    By:/S/ Patricia L. Kirkwood
                                    --------------------------------------------
                                    Patricia L. Kirkwood
                                    Executive Vice President and Cashier

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the dates indicated:

Signature and Title                               Date
-------------------------------                   --------------


/S/ Claudine Williams                             March 11, 1997
-------------------------------                   --------------
Claudine Williams
Director, Chairman of the Board

/S/ James V. Bradham                              March 11, 1997
--------------------------------                  --------------
James V. Bradham
Director, Vice Chairman & CEO

/S/ Bruce E. Hendricks                            March 11, 1997
--------------------------------                  --------------
Bruce E. Hendricks
Director, and President & COO

/S/ Edward D. Smith                               March 11, 1997
--------------------------------                  --------------
Edward D. Smith
Director, Corporate Secretary

/S/ Vern J. Christensen                           March 11, 1997
--------------------------------                  --------------
Vern J. Christensen
Director

/S/ Elias F. Ghanem, M.D.                         March 11, 1997
--------------------------------                  --------------
Elias F. Ghanem, M.D.
Director

/S/ Nasser F. Ghanem                              March 11, 1997
--------------------------------                  --------------
Nasser F. Ghanem
Director

/S/ Joel A. Laub                                  March 11, 1997
--------------------------------                  --------------
Joel A. Laub
Director

/S/ Betty Lou Lehman                              March 11, 1997
--------------------------------                  --------------
Betty Lou Lehman
Director

/S/ Darrell A. Luery                              March 11, 1997
--------------------------------                  --------------
Darrell A. Luery
Director