Form 10-Q
period 1997-03-31
AMERICAN BANCORP OF NEVADA
filed 1997-05-13
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number 0-18127

                           AMERICAN BANCORP OF NEVADA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         94-2792608
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4425 Spring Mountain Road, Las Vegas, Nevada                 89102
--------------------------------------------              ----------
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

_______ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

Common stock, $.05 par value                                       3,722,247
----------------------------                                    ----------------
          Class                                                 Number of Shares

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE NO.
--------------------------------------------------------------------------------

Condensed Consolidated Statements of Income
     Three Months ended March 31, 1997 and 1996

Condensed Consolidated Statements of Condition
     March 31, 1997 and December 31, 1996

Condensed Consolidated Statements of Cash Flows
     Three Months ended March 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
     Condition and Results of Operations


PART II - OTHER INFORMATION

Signatures

                         PART I - FINANCIAL INFORMATION

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              (Dollars in thousands except for earnings per share)
                                   (Unaudited)

                                                                   For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                  --------------
                                                                   1997    1996
                                                                  --------------

INTEREST INCOME
     Interest and Fees on Loans ...............................   $3,749  $2,761
     Interest on Securities ...................................    1,870   1,772
     Interest on Federal Funds Sold ...........................       78     115
     Interest on Other Interest Bearing Accounts ..............       64     126
                                                                  ------  ------

     Total Interest Income ....................................    5,761   4,774
                                                                  ------  ------

INTEREST EXPENSE
     Interest on Deposits .....................................    1,163   1,088
     Interest on Securities Sold Under Agreements to Repurchase      449     357
                                                                  ------  ------

     Total Interest Expense ...................................    1,612   1,445
                                                                  ------  ------
NET INTEREST INCOME ...........................................    4,149   3,329

     Provision for Loan Losses ................................      200       0
                                                                  ------  ------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES ..........................................    3,949   3,329

TOTAL NON-INTEREST INCOME: ....................................      416     532

TOTAL NON-INTEREST EXPENSE: ...................................    2,437   2,162
                                                                  ------  ------

INCOME BEFORE TAXES ...........................................    1,928   1,699

PROVISION FOR INCOME TAXES ....................................      575     477
                                                                  ------  ------

NET INCOME ....................................................   $1,353  $1,222
                                                                  ======  ======

NET INCOME PER SHARE ..........................................   $  .35  $  .32
                                                                  ======  ======

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                     March 31,      December 31,
                                                       1997             1996
                                                    ---------------------------
                                                    (Unaudited)

ASSETS

Cash and Due From Banks ......................       $  24,791        $  36,454
Other Interest Bearing Accounts ..............             816            9,571
Federal Funds Sold ...........................           4,500            8,400
                                                     ---------        ---------
     Total Cash and Cash Equivalents .........          30,107           54,425

Available-for-sale Securities ................       $ 129,310        $ 121,876
Net Loans ....................................         134,193          125,427
Premises and Fixed Assets, Net ...............          12,833           12,846
Other Assets .................................           3,590            3,280
                                                     ---------        ---------
TOTAL ASSETS .................................       $ 310,033        $ 317,854
                                                     =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .....................................       $ 236,670        $ 248,596
Securities Sold Under
     Agreements to Repurchase ................          39,143           36,440
Other Liabilities ............................           1,717            1,167
                                                     ---------        ---------

TOTAL LIABILITIES ............................         277,530          286,203
                                                     ---------        ---------

STOCKHOLDERS' EQUITY

Common Stock .................................       $     187        $     186
Surplus ......................................          28,328           28,294
Retained Earnings ............................           4,617            3,264
Unrealized Gain (Loss) on
    Available-for-sale Securities ............            (520)              16
                                                     ---------        ---------
                                                        32,612           31,760
                                                     ---------        ---------
Less Treasury Stock, at Cost .................            (109)            (109)
                                                     ---------        ---------

Total Stockholders' Equity ...................          32,503           31,651
                                                     ---------        ---------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ....................       $ 310,033        $ 317,854
                                                     =========        =========

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                For the Three
                                                                Months Ended
                                                                  March 31,
                                                           --------------------
                                                              1997        1996
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received ......................................   $  5,615    $  4,769
Other income ...........................................        399         326
Interest paid ..........................................     (1,614)     (1,435)
Cash paid to suppliers and employees ...................     (1,967)     (2,097)
Income taxes paid ......................................          0        (242)
                                                           --------------------
Net cash provided by operating activities ..............      2,433       1,321
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities .......     10,455      29,901
Purchase of securities .................................    (18,771)    (27,597)
Net increase in loans made to customers ................     (9,032)     (5,292)
Capital expenditures ...................................       (215)       (696)
                                                           --------------------
Net cash used in investing activities ..................    (17,563)     (3,684)
                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits ....................    (11,926)      4,642
Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase ..      2,703      (5,179)
Other ..................................................         35          57
                                                           --------------------
Net cash used in financing activities ..................     (9,188)       (480)
                                                           --------------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS ..................................    (24,318)     (2,843)
CASH AND CASH EQUIVALENTS
     AT JANUARY 1 ......................................     54,425      49,573
                                                           --------------------
CASH AND CASH EQUIVALENTS
     AT MARCH 31 .......................................   $ 30,107    $ 46,730
                                                           ====================

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .............................................   $  1,353    $  1,222
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property and
          equipment.....................................        227         173
     Amortization of investment security premiums and
         accretion of discounts ........................         73          17
     Provision for loan losses .........................        200           0
     Gain on sale of securities ........................        (16)       (207)
     Decrease in other assets ..........................         45          28
     Increase in other liabilities .....................        551          88
                                                           --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............   $  2,433    $  1,321
                                                           ====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Stock Dividend ............   $      0    $     24
                                                           ====================

Conversion of Loans to Other Real Estate Owned .........   $      0    $    766
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

NOTE B - BASIS OF PRESENTATION

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. The results of operations for the quarter ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE C - INCOME PER SHARE

         Net Income per common share is based upon the weighted average number of common and common equivalent shares outstanding, 3,822,339 and 3,772,406 for March 31, 1997 and 1996, respectively.

NOTE D - ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (as amended by FASB Statement No. 127 which defers implementation of certain provisions of FASB No. 125 to January 1, 1998). This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, with prospective application. Management of the Company does not believe the application of the Statement will have a material affect on the Company's financial statements.

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

         Effective for financial statements issued after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

NOTE E - SIGNIFICANT EVENTS AND DEVELOPMENTS

         On March 17, 1997, the Company entered into an agreement and plan of reorganization (the "Agreement") with First Security Corporation
         ("First Security") of Salt Lake City, Utah. Under the terms of the Agreement, shareholders of the Company will receive a fixed exchange of .63 shares of First Security common stock for each share of the Company's stock, provided that the market value for one share of First Security common stock is valued between $39 per share and $33 per share. Such fixed exchange is subject to adjustment if the market value of First Security common stock is above $39 per share or below $33 per share prior to the closing of the transaction.

         The agreement is subject to the approval of the shareholders of the Company as well as approval of certain regulatory agencies. Management anticipates all necessary approvals will be obtained during the late second quarter of 1997 with the transaction being consummated soon thereafter.

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

For the Three Months Ended March 31, 1997

Asset Growth

Total assets decreased $7,821,000 or 24.55% during the first three months of 1997. The primary element of this decline was a $24,318,000 or 44.68% decrease in total cash and cash equivalents. Total securities available-for-sale increased $7,434,000 or 6.10% which is the result of purchases of new securities of approximately $18,771,000 offset by proceeds from sales and maturities of approximately $10,512,000. Additionally, the Company recorded an unrealized loss adjustment of approximately $825,000 due to current market conditions. Net Loans increased $8,766,000 or 6.99% which is the direct result of new loans to customers. Total deposits and securities sold under agreements to repurchase decreased $9,223,000 or 3.2% which is due to normal monthly fluctuations.

Interest Income

Total interest income increased $987,000 or 20.67% during the first quarter of 1997 as compared to the first quarter of 1996. It is anticipated that interest income will continue to grow through the remainder of the year based upon the continued growth of the Company's loan and investment portfolios. Total interest income is composed of the following categories:

Interest and fees on loans: Interest and fee income increased $988,000 or 35.78% during the first quarter of 1997 compared to the same period of the prior year. This increase is comprised of an increase in interest income of $829,000 coupled with an increase in fee income of $159,000. The increase in interest income is due primarily to an increase in the average loan volume of approximately $37,002,000 or 40.14% offset by a decrease in the average yield from 10.44% in 1996 to 10.02% in 1997. The interest differential resulting from the fluctuations in volume and yield is approximately $966,000 and ($137,000), respectively. The increase in fee income is attributable to the overall increase in loan originations.

Interest on securities: Interest on securities increased $98,000 or 5.53% during the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996. This increase is the result of an increase in the average yield to 5.87% in 1997 from 5.47% in 1996, offset by a decrease in the average volume of approximately $1,994,000 to $127,485,000. The tax equivalent yield increased to 6.14% in 1997 from 5.78% in 1996. Whenever possible, the Company's investment strategy is to maintain a portfolio with rather short-term maturities. At March 31, 1997, the portfolio had an average maturity of approximately 2.07 years. Management continually monitors current market conditions and liquidity needs when evaluating investment strategies.

Interest on federal funds sold: Interest earned on federal funds sold decreased $37,000 or 32.17% during the first three months of 1997 compared to the same period of 1996. This decrease is the result of a decrease in the average volume of approximately $2,598,000 coupled with a decrease in the average yield to 5.04% in 1997 from 5.24% in 1996.

Interest on other interest bearing accounts: Other interest bearing accounts consist solely of money market funds and certificates of deposit whose original maturity is less than 90 days. Interest earned on these accounts decreased $62,000 or 49.21% for the first quarter of 1997 compared to the first quarter of 1996. This decrease is the result of a decrease in the average volume of $4,639,000 coupled with a decrease in the average yield to 4.75% in 1997 from 5.02% during 1996.

Interest Expense

Total interest expense increased $167,000 or 11.56% during the first three months of 1997 as compared to the first three months of 1996. Total interest expense is comprised of the following categories:

Interest on deposits: Interest on deposits increased $75,000 or 6.89% during the first quarter of 1997 compared to the first quarter of 1996. This increase is the result of an increase in the average volume of interest bearing deposits of approximately $15,499,000 or 13.18%. The increase in average volume was offset by a decrease in the average rate to 3.49% in 1997 from 3.70% in 1996.

Interest on securities sold under agreements to repurchase: Interest on securities sold under agreements to repurchase increased $92,000 or 25.77% during the first quarter of 1997 compared to the first quarter of 1996. This increase is attributable to an increase in the average volume of $9,744,000. The average rate paid of approximately 3.77% did not materially fluctuate during the quarters under comparison.

Interest Rate Risk

Management attempts to protect earnings from wide shifts in interest rates by employing the following strategies:

Loans: Approximately 90% of the Bank's loan portfolio is written on an adjustable basis that floats with the Bank's base rate. Thus, approximately $122,000,000 reprices immediately upon a change in base.

Investments: The majority of the investment portfolio of the Bank is of a fixed rate nature. This enables management to provide an underlying level of income irrespective of changes in rates. Additionally, the average maturity of the portfolio is approximately 2.07 years. This strategy of maintaining short maturities provides maximum flexibility in dealing with fluctuating interest rates.

Deposits: Management discourages use of long term Certificates of Deposit by consistently paying at or below market rates and not offering greater than one year maturities. Offering rates for Certificates of Deposit over $100,000 and less than one year maturity are reviewed weekly for adjustments. At March 31, 1997, approximately 42% of time deposits had a maturity of three months or less.

The above factors, taken into consideration together with the fact that the Bank's non-interest bearing customer deposits are approximately 42% of total deposits, provides management the opportunity to maintain favorable net interest margins under most normal interest rate scenarios.

Loans

The composition of the Company's loan portfolio is as follows:

                                                        March 31     December 31
                                                          1997           1996
                                                        --------     -----------
Real Estate Loans:
         Construction ............................      $ 30,522       $ 24,106
         Residential .............................         7,409         11,595
         Commercial ..............................        48,667         48,274
                                                        -----------------------
                                                          86,598         83,975
Commercial, financial and industrial loans .......        42,123         35,429
Commercial receivables financing .................         3,570          3,329
Loans to individuals .............................         4,310          4,978
                                                        -----------------------
                                                         136,601        127,711
Less unearned net loan fees ......................        (1,038)          (973)
                                                        -----------------------
Total Loans ......................................      $135,563       $126,738
                                                        =======================

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table shows the balances of commercial, financial and industrial loans and real estate - construction loans outstanding as of March 31, 1997 by maturities, based on remaining scheduled repayments of principal. Also shown are the balance of loans due after one year, classified according to sensitivity to changes in interest rates.

                                    MATURITY

                                                   One
                                                 Through      After
                                    One Year      Five        Five
                                    Or Less       Years       Years       Total
                                    --------------------------------------------

Commercial, Financial and
     Industrial ................     $32,000     $ 9,523     $   600     $42,123
Real Estate-Construction .......      29,951         571           0      30,522
                                     -------------------------------------------
Total ..........................     $61,951     $10,094     $   600     $72,645
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

Loans Due After One Year                             1997
--------------------------------------             -------
Fixed or Predetermined Rate ..........             $ 1,296
Floating or Adjustable Rate ..........               9,398
                                                   -------
        Total ........................             $10,694
                                                   =======

Provision for Loan Losses

The provision for loan losses was $200,000 for the quarter ended March 31, 1997, compared to $0 for the quarter ended March 31, 1996. The allowance for loan losses stands at 1.01% of total loans at March 31, 1997 compared to 1.03% at December 31, 1996. Management believes the current allowance is adequate to satisfy any unanticipated loan losses based upon the historical performance of the loan portfolio.

Net charged off loans and leases were approximately $141,000 and ($1,000) for the quarters ended March 31, 1997 and 1996 respectively.

At March 31, 1997, two loans totaling approximately $508,000 were accounted for on a non-accrual basis. Approximately $19,000 of interest income would have been recorded during the three months ended March 31, 1997 had the loans been current in accordance with the original terms. Additionally, four loans totaling approximately  $17,000  were  contractually  past  due 90  days  or  more  as to principal or interest. No loans were accounted for as "troubled debt restructurings" as defined in SFAS No. 15. Loans are placed on non-accrual status when they go over 90 days delinquent or when circumstances indicate that timely collection of interest is doubtful. Loans over 90 days may be left on accrual status if a repayment plan has been negotiated and it appears likely that all interest will be paid. All significant impaired loans have been evaluated in accordance with FASB Statement No. 114 as amended by FASB Statement No. 118.

As of March 31, 1997, there are no loans outstanding, excluding those identified above, which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms.

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

Management reviews the loan loss analysis on a quarterly basis. A percentage of the allowance is allocated to pass credits, substandard, doubtful, loss and accounts receivable factoring. Management believes the current allowance of $1,370,000 is adequate and there is sufficient unallocated allowance to handle unexpected problems within the portfolio.

The table below details changes in the allowance for loan losses:

                                                        Quarter Ended March 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------

Balance, beginning .................................    $1,311,000    $1,243,000
         Provision charged to operating expense ....       200,000             0
         Recoveries of amounts charged off .........         9,000         1,000
         Less amounts charged off ..................       150,000             0
                                                        ----------    ----------
Balance, ending ....................................    $1,370,000    $1,244,000
                                                        ==========    ==========

The schedule below shows the major categories of loan charge-offs and recoveries for the quarters ended March 31, 1996 and 1995:

NET CHARGE-OFFS                                           1997           1996
---------------                                          --------      --------
Charge-Offs:
     Real estate loans
         Construction .............................      $      0      $      0
         Residential ..............................             0             0
         Commercial ...............................             0             0
     Commercial, financial and industrial .........       150,000             0
     Commercial receivables financing .............             0             0
     Loans to individuals .........................             0             0
                                                         --------      --------
     Total ........................................       150,000             0
                                                         ========      ========

Less Recoveries:
     Real estate loans
         Construction .............................      $      0      $      0
         Residential ..............................             0             0
         Commercial ...............................             0             0
     Commercial, financial and industrial .........         2,000         1,000
     Commercial receivables financing .............             0             0
     Loans to individuals .........................         7,000             0
                                                         --------      --------
     Total ........................................         9,000         1,000
                                                         --------      --------

Net Charge-Offs ...................................      $141,000      ($ 1,000)
                                                         ========      ========

The table below details the allocation by loan type of the allowance for loan losses at March 31, 1997:

                                                          Amount      Percentage
                                                        ----------    ----------
Real estate loans
     Construction ...............................       $  311,984       22.94%
     Residential ................................           26,324        1.19%
     Commercial .................................          480,488       35.33%
Commercial, financial and industrial ............          466,480       34.30%
Commercial receivables financing ................           42,568        3.13%
Loans to individuals ............................           42,156        3.11%
                                                        ----------      -------
Total ...........................................       $1,370,000      100.00%
                                                        ==========      =======

Non-Interest Income

Total non-interest income for the first three months of 1997 decreased $116,000 or 21.80%, over the same period of 1996. This decrease is due primarily to realized gains on sales of securities that were recorded during the prior year. This decrease was offset by increases in trust income and voucher control fees.

Non-Interest Expense

Total non-interest expense increased $275,000 or 12.72%, during the first quarter of 1997 as compared to the first quarter of 1996. This increase is attributable to increased salaries, wages and employee benefits, advertising and public relations costs and professional fees.

Liquidity

Management of the Company strives to obtain the highest possible earnings while maintaining a sound liquidity position. The Company's primary sources of liquidity are its cash and due from banks, other interest bearing accounts, federal funds sold, and its investment portfolio. The Company's investment portfolio had an average balance of approximately $127,485,000 during the quarter ended March 31, 1997. The average maturity of the portfolio is 2.07 years at March 31, 1997. Federal funds sold maintained an average balance of approximately $6,185,000 during the quarter ended March 31, 1997. The Company's liquidity position is further enhanced by its core deposits which represent approximately 80% of total deposits at March 31, 1997. The Bank avoids the use of highly sensitive short-term funds such as brokered deposits and believes its deposits represent funding sources with safety in respect to both liquidity and earnings. The Company continues to meet the cash flow requirements of customers who are depositors desiring to withdraw funds and of borrowers requiring assurance that sufficient funds will be available to meet their credit needs. The measures of solid liquidity practices such as Total Deposits to Total Assets and Loans to Deposits are monitored constantly for any adverse trends.

Historically, the Bank's loan to deposit ratio has been low when compared to industry norms and, conversely, its liquidity ratio has been high. At March 31, 1997, the net loan to deposit ratio was approximately 55%. The liquidity ratio, which is comprised of cash and cash equivalents, federal funds sold and unpledged securities as a percent of total demand deposits stood at approximately 56% at March 31, 1997. Management continuously monitors outstanding loan commitments and letters of credit for funding needs. At March 31, 1997, outstanding loan commitments and letters of credit were approximately $70,022,000 and $1,758,000, respectively.

Cash flows from operations remains positive primarily due to favorable interest rate yields and continued growth in the loan and investment portfolios. Management expects this trend to continue. Cash flows from investing activities were negative for the quarter ended March 31, 1997 primarily due to an increase in loans to customers, coupled with purchases of securities. Cash flows from financing activities were negative for the quarter ended March 31, 1997 as the decrease in deposits of approximately $11,926,000 was offset by an increase in securities sold under agreements to repurchase of approximately $2,703,000.

Capital Resources

Stockholders' equity (exclusive of the net unrealized gain/loss of securities available for sale) as a percentage of total assets was approximately 10.65% at March 31, 1997 as compared to 9.95% at December 31, 1996.

At March 31, 1997, the Bank's Tier 1 Core Capital to risk weighted assets was 16.71%, Total Capital to risk weighted assets was 17.43% and the leverage ratio was 10.04%, all above the current minimum guidelines of 4%, 8% and 4%, respectively, as established and defined by regulatory authorities.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) defined five levels of capital for financial institutions:
Well-capitalized, Adequately capitalized, Undercapitalized, Significantly undercapitalized and Critically undercapitalized. A bank falls into one of these levels based on its risk-based ratio and leverage ratio. At March 31, 1997, the Bank falls in the Well-capitalized category.


PART II - OTHER INFORMATION

Item 6.a.   Exhibits

           (27)    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMERICAN BANCORP OF NEVADA



DATED: May 9, 1997                         /s/ Bruce E. Hendricks
                                           -------------------------------------
                                           Bruce E. Hendricks
                                           President and Chief Operating Officer



DATED: May 9, 1997                         /s/ Patricia L. Kirkwood
                                           -------------------------------------
                                           Patricia L. Kirkwood
                                           Executive Vice President and Cashier