Form 10-Q/A
period 1997-03-31
AMERICAN BANCORP OF NEVADA
filed 1997-05-19
CIK 701803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                                                   For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                  --------------
                                                                   1997    1996
                                                                  --------------

INTEREST INCOME
     Interest and Fees on Loans ...............................   $3,749  $2,761
     Interest on Securities ...................................    1,870   1,772
     Interest on Federal Funds Sold ...........................       78     115
     Interest on Other Interest Bearing Accounts ..............       64     126
                                                                  ------  ------

     Total Interest Income ....................................    5,761   4,774
                                                                  ------  ------

INTEREST EXPENSE
     Interest on Deposits .....................................    1,163   1,088
     Interest on Securities Sold Under Agreements to Repurchase      449     357
                                                                  ------  ------

     Total Interest Expense ...................................    1,612   1,445
                                                                  ------  ------
NET INTEREST INCOME ...........................................    4,149   3,329

     Provision for Loan Losses ................................      200       0
                                                                  ------  ------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES ..........................................    3,949   3,329

TOTAL NON-INTEREST INCOME: ....................................      416     532

TOTAL NON-INTEREST EXPENSE: ...................................    3,282   2,162
                                                                  ------  ------

INCOME BEFORE TAXES ...........................................    1,083   1,699

PROVISION FOR INCOME TAXES ....................................      325     477
                                                                  ------  ------

NET INCOME ....................................................   $  758  $1,222
                                                                  ======  ======

NET INCOME PER SHARE ..........................................   $  .20  $  .32
                                                                  ======  ======

The accompanying notes are an integral part of these statements.

                   AMERICAN BANCORP OF NEVADA AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in Thousands)

                                                     March 31,      December 31,
                                                       1997             1996
                                                    ---------------------------
                                                    (Unaudited)

ASSETS

Cash and Due From Banks ......................       $  24,791        $  36,454
Other Interest Bearing Accounts ..............             816            9,571
Federal Funds Sold ...........................           4,500            8,400
                                                     ---------        ---------
     Total Cash and Cash Equivalents .........          30,107           54,425

Available-for-sale Securities ................       $ 129,310        $ 121,876
Net Loans ....................................         134,193          125,427
Premises and Fixed Assets, Net ...............          12,833           12,846
Other Assets .................................           3,840            3,280
                                                     ---------        ---------
TOTAL ASSETS .................................       $ 310,283        $ 317,854
                                                     =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .....................................       $ 236,670        $ 248,596
Securities Sold Under
     Agreements to Repurchase ................          39,143           36,440
Other Liabilities ............................           2,562            1,167
                                                     ---------        ---------

TOTAL LIABILITIES ............................         278,375          286,203
                                                     ---------        ---------

STOCKHOLDERS' EQUITY

Common Stock .................................       $     187        $     186
Surplus ......................................          28,328           28,294
Retained Earnings ............................           4,022            3,264
Unrealized Gain (Loss) on
    Available-for-sale Securities ............            (520)              16
                                                     ---------        ---------
                                                        32,017           31,760
                                                     ---------        ---------
Less Treasury Stock, at Cost .................            (109)            (109)
                                                     ---------        ---------

Total Stockholders' Equity ...................          31,908           31,651
                                                     ---------        ---------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ....................       $ 310,283        $ 317,854
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

                                                                For the Three
                                                                Months Ended
                                                                  March 31,
                                                           --------------------
                                                              1997        1996
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received ......................................   $  5,615    $  4,769
Other income ...........................................        399         326
Interest paid ..........................................     (1,614)     (1,435)
Cash paid to suppliers and employees ...................     (1,967)     (2,097)
Income taxes paid ......................................          0        (242)
                                                           --------------------
Net cash provided by operating activities ..............      2,433       1,321
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities .......     10,455      29,901
Purchase of securities .................................    (18,771)    (27,597)
Net increase in loans made to customers ................     (9,032)     (5,292)
Capital expenditures ...................................       (215)       (696)
                                                           --------------------
Net cash used in investing activities ..................    (17,563)     (3,684)
                                                           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits ....................    (11,926)      4,642
Net increase (decrease) in federal funds purchased
   and securities sold under agreements to repurchase ..      2,703      (5,179)
Other ..................................................         35          57
                                                           --------------------
Net cash used in financing activities ..................     (9,188)       (480)
                                                           --------------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS ..................................    (24,318)     (2,843)
CASH AND CASH EQUIVALENTS
     AT JANUARY 1 ......................................     54,425      49,573
                                                           --------------------
CASH AND CASH EQUIVALENTS
     AT MARCH 31 .......................................   $ 30,107    $ 46,730
                                                           ====================

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:

Net income .............................................   $    758    $  1,222
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property and
          equipment.....................................        227         173
     Amortization of investment security premiums and
         accretion of discounts ........................         73          17
     Provision for loan losses .........................        200           0
     Gain on sale of securities ........................        (16)       (207)
     (Increase) Decrease in other assets ...............       (205)         28
     Increase in other liabilities .....................      1,396          88
                                                           --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............   $  2,433    $  1,321
                                                           ====================
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Stock Dividend ............   $      0    $     24
                                                           ====================

Conversion of Loans to Other Real Estate Owned .........   $      0    $    766
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

For the Three Months Ended March 31, 1997

Asset Growth

Total assets decreased $7,571,000 or 23.82% during the first three months of 1997. The primary element of this decline was a $24,318,000 or 44.68% decrease in total cash and cash equivalents. Total securities available-for-sale increased $7,434,000 or 6.10% which is the result of purchases of new securities of approximately $18,771,000 offset by proceeds from sales and maturities of approximately $10,512,000. Additionally, the Company recorded an unrealized loss adjustment of approximately $825,000 due to current market conditions. Net Loans increased $8,766,000 or 6.99% which is the direct result of new loans to customers. Total deposits and securities sold under agreements to repurchase decreased $9,223,000 or 3.2% which is due to normal monthly fluctuations.

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

Non-Interest Expense

Total non-interest expense increased $1,120,000 or 51.80%, during the first quarter of 1997 as compared to the first quarter of 1996. This increase is attributable to increased salaries, wages and employee benefits, advertising and public relations costs, professional fees and an 845,000 increase in expense relating to stock appreciation rights due to an increase in the trading price of the company's common stock.

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

Capital Resources

Stockholders' equity (exclusive of the net unrealized gain/loss of securities available for sale) as a percentage of total assets was approximately 10.45% at March 31, 1997 as compared to 9.95% at December 31, 1996.

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

                           AMERICAN BANCORP OF NEVADA



DATED: May 16, 1997                        /s/ Bruce E. Hendricks
                                           -------------------------------------
                                           Bruce E. Hendricks
                                           President and Chief Operating Officer



DATED: May 16, 1997                        /s/ Patricia L. Kirkwood
                                           -------------------------------------
                                           Patricia L. Kirkwood
                                           Executive Vice President and Cashier